Form 10KSB
period 1996-12-31
INVESTORS FINANCE INC
filed 1997-04-11
CIK 52268

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [FEE REQUIRED]

	For the fiscal year ended December 31, 1996

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED]

	For the transition period from __________ to __________

                     Commission file number: 0-2664

                        INVESTORS FINANCE, INC.
                (Name of small business issuer in its charter)
                         ___________________

		Hawaii					99-0112763
	(State or other jurisdiction of			(I.R.S. Employer
	incorporation or organization)			Identification No.)

	50 South Beretania Street, Honolulu, Hawaii	96813
	(Address of principal executive offices)	(Zip Code)

               Issuer's telephone number: (808) 533-7437
                         ___________________

Securities registered under Section 12(b) of the Exchange Act:

                                None

Securities registered under Section 12(g) of the Exchange Act:

                       Common Stock, no par value
                          (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [   ] No[ x ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Issuer's revenues for its most recent fiscal year: $288,050.

Aggregate market value of the issuer's common stock held by non-affiliates as of December 31, 1996: $543,751.

Number of shares outstanding of the issuer's common stock as of December 31, 1996: 1,252,246.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

            Transitional Small Business Disclosure Format (check one):

                            Yes [ x ]  No [   ]

PART I

Item 1.	Description of Business

General

Investors Finance, Inc. (the "Company") is a Hawaii corporation engaged in the business of mortgage brokerage and real estate, commercial, and consumer loans. Total loan volume increased to $542,931 on December 31, 1996 compared to $392,626 for December 31, 1995. Total mortgage brokerage commissions for 1996 were $187,035 compared to $198,250 for 1995.

The Company's executive offices are located at 50 South Beretania St., Honolulu HI 96813. The Company's phone number is (808) 533-7437.

Development of Business

The Company was organized under the laws of the State of Hawaii on September 15, 1960. On March 14, 1995, the Company entered into an "Assumption and Purchase Agreement" to sell certain loans and assign deposit liabilities to Realty Finance. The second phase of the plan was to request a cancellation of the Company's affiliation with the FDIC. The FDIC approved the Company's request on June 28, 1996.

Business

Management believes the consolidation of the business operations and focusing on the resale of mortgage loans provides the shareholders with much lower costs regarding legal and regulatory expenses.

Principal Products and Services

The principal services of the Company are the origination and resale of Residential and Commercial mortgages. The Company continues to make "in house" loans as funds are available.

Competition

The Mortgage originating business in the State of Hawaii is very competitive. There are a number of Competitors within the state with substantial operating histories and financial reserves. Management believes the Company can be profitable by controlling expenses and operating with a low overhead.

Government Approvals and Regulations

The products and services provided by the Company are not subject to government approval. The Company operating as an Industrial Loan Company and is regulated by the State of Hawaii, Commissioner of Financial Institutions.

Directors, Executive officers and Significant Employees

NAME			AGE			POSITION
Jerrold McClung		53		Chief Executive Officer,
					Director, and Chairman of the Board

Wade Richardson		56		Secretary and Director

Daniel Jeffers		43		Treasurer, Director
					Data Processing Consultant

Mike Monaco	 	32		Director,
					President of San Diego Home Loan

Malcolm McCloud		55		Director, Partner Abel Appraisers

Karen Oani		43		Vice-President, Office Manager

Directors and Officers received no remuneration for services during 1996 with the exception of Ms. Oani, who received $23,400 as salary.

PART II

ITEM 1.	Market Price and Dividends on the Company's Equity
        and other Shareholder Matters.

Market Information

There has been only limited trading activity in the Company's common stock during 1996. The following table sets forth quotes obtained from Abel Behnke Corporation and listed in the Pacific Business News.

		Quarter Ended				Bid Price
		March 31, 1996				37.5 cents
		June 30, 1996				37.5 cents
		October 31, 1996			37.5 cents
		December 31, 1996			37.5 cents

Holders

The number of record holders of the Company's common stock as of December 31, 1996 was approximately 1,027.

Dividends

The Company has not paid dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future. it is the present intention of management to utilize all available funds for the development of the Company's business.

Item 2.	Legal Proceedings

To management's knowledge, the Company is not a party to any material pending legal proceedings and is not aware of any material threatened legal proceedings. Further, to the knowledge of management, no director, officer, affiliate or record or beneficial owner of more than 5% of the common voting stock of the Company is a party adverse to the Company or has a material adverse interest to the Company in any proceeding.

Item 3.	Changes in and Disagreements with Accountants.

The Company did not change nor have any disagreements with its principal accountants.

Item 4.	Submissions of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders during the fourth quarter ended December 31, 1996.

Item 5.	Reports on Form 8-K.

In an effort to reduce its auditing expense, the Company solicited and received an engagement letter from a local CPA, who, after further researching his licensing requirements, informed the company that he would be unable to perform the audit. The Company has attempted to re-engage its previous auditor, Grant Thornton, who, although willing to perform the audit, has informed the company that it would be unable to begin an audit until at least the 3rd quarter of 1997 due to staffing limitations. In the meantime, the company is actively seeking any other qualified auditing firm to perform the 1996 audit as expediently as possible.

PART III

Financial Statements (unaudited)

                                     INVESTORS FINANCE, INC.
                                  STATEMENT OF INCOME & EXPENSE
                                    AS OF: DECEMBER 31, 1996

                                     FOR: ALL PROFIT CENTERS

                                      --- DECEMBER, 1996 --- BUDG ----- YEAR TO DATE ---- PREV
                                         ACTUAL     BUDGET    VAR    ACTUAL      BUDGET    VAR
                                      ----------- ---------- >10% -----------  ---------- >10%
OPERATING INCOME
  INTEREST INCOME:
    EARNED INTEREST - CONSUMER LOANS       1,180                      10,118
    EARNED INTEREST - R.E. LOANS           3,106                      35,300
    EARNED INTEREST - COMMERCIAL LOANS     1,434                      19,916
    EARNED LATE CHARGES                      164                       3,609
    LOAN ORIGINATION FEES                    232                       1,404
    INTEREST ON INVESTMENTS                  320                      14,426

                                      ----------- ----------      -----------  ----------
                                           6,436                      84,773
  LOSS ON INVESTMENTS                     (1,556)                     (1,556)
  INTEREST EXPENSE                                                        (5)

                                      ----------- ----------      -----------  ----------
    NET INTEREST SPREAD                    4,880                      83,213

  OTHER INCOME:
    COMMISSIONS EARNED                    13,463                     187,035
    INCOME FROM CHARGED-OFF LOANS            877                      14,763
    INCOME FROM IDEAL FIN ACCTS                                           67
    COMMISSION ON INSURANCE                                               53
    MISCELLANEOUS INCOME                     182                       2,919

                                      ----------- ----------      -----------  ----------
                                          19,402                     288,050
                                      ----------- ----------      -----------  ----------
  TOTAL OPERATING INCOME                  19,402                     288,050

OPERATING EXPENSES
  PERSONNEL EXPENSES:
    SALARIES & WAGES                       1,905                      44,460
    SALARIES & WAGES-M/D COMMISSIONS       7,738                      76,345
    PAYROLL TAXES                            737                       7,956
    EMPLOYEE BENEFITS                        117                       6,560
    CONSULTANT'S EXPENSE                                                (500)

                                      ----------- ----------      -----------  ----------
                                          10,497                     134,820
  OCCUPANCY EXPENSES:
    REAL PROPERTY - TAXES                    190                       2,263
    DEPRECIATION EXPENSE                   2,157                      23,774
    INSURANCE EXPENSE                        828                       8,924
    RENT ON OFFICE SPACE                   3,418                      35,631
    UTILITIES                                347                       3,753
    MAINTENANCE & REPAIRS                    918                      10,678
    PARKING EXPENSE                                                      512

                                      ----------- ----------      -----------  ----------
                                           7,859                      85,534

          (CONTINUED ON NEXT PAGE)

                                     INVESTORS FINANCE, INC.
                                  STATEMENT OF INCOME & EXPENSE
                                    AS OF: DECEMBER 31, 1996

                                     FOR: ALL PROFIT CENTERS

                                      --- DECEMBER, 1996 --- BUDG ----- YEAR TO DATE --- PREV
                                        ACTUAL     BUDGET    VAR    ACTUAL    BUDGET    VAR
                                      ----------- ---------- >10%  -------------  ------- >10%
  OTHER OPERATING EXPENSES:
    SOH DCCA ASSESSMENT                      248                       1,417
    F.D.I.C. ASSESSMENT                                                1,000
    ADVERTISING EXPENSE                       50                       1,130
    AUDITING EXPENSE                      (6,500)                     16,045
    CREDIT REPORTS                                                     1,143
    LEGAL FEES                                                         2,606
    POSTAGE EXPENSE                          198                       3,540
    OFFICE EXPENSE                           171                       4,089
    PRINTING & STATIONERY                    159                       1,048
    LEASE RENTAL                              25                          25
    COMPUTER EXPENSE                         624                       7,706
    GOVERNMENT LICENSE FEES                    8                         242
    BANK SERVICE CHARGES                                                 150
    BROKERAGE CHARGES                                                    825
    TELEPHONE                              2,825                      18,511
    DUES/FEES - MORTGAGE DIVISION           (439)                        419
    DUES/FEES - HEAD OFFICE                   55                         619
    DONATIONS                                                            545
    SUBSCRIPTIONS - HEAD OFFICE                                           52
    SUBSCRIPTIONS - MORTGAGE DEPT                                      1,981
    TRAVEL & PER DIEM                        105                       1,332
    COLLECTION FEES                           32                         419
    PROMOTIONAL EXPENSE                      (87)                      3,640
    EXPENSES ON REPOSSESSED ITEMS                                        121
    OTHER EXPENSE - (MISC.)                  (86)                        640
    OUTSIDE SERVICES                       9,899                      12,590
    NOTARY EXPENSE                                                        96
    TITLE FEE - AUTO                                                      40

                                      ----------- ----------      -----------  ----------
                                           7,288                      81,971

                                      ----------- ----------      -----------  ----------
  TOTAL OPERATING EXPENSES                15,801                     292,482

                                      ----------- ----------      -----------  ----------
  NET INCOME (LOSS) FROM OPERATIONS       (8,513)                    (14,275)

  NON-OPERATING EXPENSES:
  STOCKHOLDER'S EXPENSES:
    STOCK TRANSFER AGENT                                               5,262

                                      ----------- ----------      -----------  ----------
                                                                       5,262

                                      ----------- ----------      -----------  ----------
  TOTAL NET INCOME (LOSS)                 (8,513)         0          (19,537)          0
                                      =========== =========       ============ ==========

                                        INVESTORS FINANCE, INC.
                                       KUKUI PLAZA  SUITE C117B
                                       50 SOUTH BERETANIA STREET
                                          HONOLULU, HI  96813

                                       COMPARATIVE BALANCE SHEET
                                       AS OF: DECEMBER 31, 1996


         ASSETS

                                                  CURRENT YEAR               PRIOR YEAR
                                                    DECEMBER 31, 1996         DECEMBER 31, 1995
                                                   ------------------        ------------------
         CASH - NON-INTEREST-BEARING                  18,627.55                70,016.59
         CASH IN INTEREST-BEARING ACCOUNTS             2,135.50                 1,542.19
         CASH IN BROKERAGE ACCOUNTS                   13,479.63                10,874.99
         CORPORATE SECURITIES                         51,975.00
                                                   ------------------        ------------------
                                                      86,217.68                82,433.77

         RECEIVABLES:
           NOTES RECEIVABLE                          542,931.37               392,625.76
           ACCOUNTS RECEIVABLE                        43,668.39                 2,048.65
           COMMISSIONS ADVANCED-RECEIVABLE             2,898.83
           LOAN LATE CHARGES RECEIVABLE                  186.06                    53.10
           ACCRUED INCOME                              7,609.45                 3,515.21
                                                   ------------------        ------------------
         TOTAL RECEIVABLES:                          597,294.10               398,242.72

         LESS:
           RESERVE FOR LOAN LOSSES                   (36,919.25)               (40,660.87)
           DEFERRED LOAN ORIGINATION FEES             (2,747.12)                (2,651.07)
           DEFERRED LOAN ORIGINATION COSTS               459.85                   504.67
                                                   ------------------        ------------------
                                                     558,087.58               355,435.45

         FURNITURE & FIXTURES                        269,801.24               225,563.74
          ALLOWANCE FOR DEPREC.- FURN. & FIXTURES   (209,549.09)              (192,110.24)
                                                   ------------------        ------------------
                                                      60,252.15                33,453.50

         REAL ESTATE - KUKUI PLAZA                   322,337.10               322,337.10
         RESERVE FOR DEPRECIATION - KUKUI PLAZA      (90,025.08)               (83,690.16)
                                                   ------------------        ------------------
                                                     232,312.02               238,646.94


         SECURITY DEPOSITS                             3,040.13                 2,662.00
         PREPAID EXPENSE                               4,649.47                 5,076.03
                                                   ------------------        ------------------
         TOTAL ASSETS                                944,559.03               717,707.69
                                                   ==================        ==================

                                        INVESTORS FINANCE, INC.
                                       KUKUI PLAZA  SUITE C117B
                                       50 SOUTH BERETANIA STREET
                                          HONOLULU, HI  96813

                                       COMPARATIVE BALANCE SHEET
                                       AS OF: DECEMBER 31, 1996


         LIABILITIES

                                                   CURRENT YEAR             PRIOR YEAR
                                                    DECEMBER 31, 1996         DECEMBER 31, 1995
                                                   ------------------        ------------------
         NOTES PAYABLE - STOCKHOLDERS                382,884.35


         CUSTOMER TRUST ACCOUNTS                                                5,031.35


         OTHER ACCRUED LIABILITIES                    17,923.77                   787.55
                                                   ------------------        ------------------
         TOTAL LIABILITIES                           400,808.12                 5,818.90



         EQUITY



         CAPITAL STOCK NO-PAR                      1,372,303.04             1,372,303.04
         CAPITAL - TREASURY STOCK                   (148,601.00)
         RETAINED EARNINGS                          (660,414.25)             (660,414.25)
                                                   ------------------        ------------------
                                                     563,287.79               711,888.79
         NET INCOME/(LOSS) YEAR-TO-DATE              (19,536.88)
                                                   ------------------        ------------------
         TOTAL EQUITY                                543,750.91               711,888.79
                                                   ------------------        ------------------
         TOTAL LIABILITIES & EQUITY                  944,559.03               717,707.69
                                                   ==================        ==================

