Form 10QSB
period 1997-03-31
INVESTORS FINANCE INC
filed 1997-05-15
CIK 52268

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 1997

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

	For the transition period from __________ to __________

                      Commission file number: 0-2664

                       INVESTORS FINANCE, INC.
   (Exact name of small business issuer as specified in its charter)
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

Number of shares outstanding of the issuer's common stock as of March 31, 1997: 1,252,246.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ x ]

				PART I.

Financial statements (unaudited)

                                     INVESTORS FINANCE, INC.
                                  STATEMENT OF INCOME & EXPENSE
                                      AS OF: MARCH 31, 1997

                                     FOR: ALL PROFIT CENTERS

                                      ----- MARCH, 1997 ---- BUDG ----- YEAR TO DATE ---- PREV
                                         ACTUAL     BUDGET    VAR    ACTUAL      BUDGET    VAR
                                      ----------- ---------- >10% -----------  ---------- >10%
OPERATING INCOME
  INTEREST INCOME:
    EARNED INTEREST - CONSUMER LOANS         460                       1,896
    EARNED INTEREST - R.E. LOANS           3,529                       9,775
    EARNED INTEREST - COMMERCIAL LOANS       963                       6,511
    EARNED LATE CHARGES                      180                         808
    LOAN ORIGINATION FEES                    257                         722
    INTEREST ON INVESTMENTS                   (2)                      1,035

                                      ----------- ----------      -----------  ----------
                                           5,387                      20,747

  OTHER INCOME:
    COMMISSIONS EARNED                    14,517                      26,455
    INCOME FROM CHARGED-OFF LOANS            826                       2,039
    MISCELLANEOUS INCOME                                                   0

                                      ----------- ----------      -----------  ----------
                                          20,731                      49,241
                                      ----------- ----------      -----------  ----------
  TOTAL OPERATING INCOME                  20,731                      49,241

OPERATING EXPENSES
  PERSONNEL EXPENSES:
    SALARIES & WAGES                       1,879                       5,836
    SALARIES & WAGES-M/D COMMISSIONS       7,814                      10,542
    PAYROLL TAXES                            360                       1,200
    EMPLOYEE BENEFITS                        768                       1,931

                                      ----------- ----------      -----------  ----------
                                          10,821                      19,509
  OCCUPANCY EXPENSES:
    REAL PROPERTY - TAXES                    190                         571
    DEPRECIATION EXPENSE                   2,157                       6,472
    INSURANCE EXPENSE                        628                       1,957
    RENT ON OFFICE SPACE                   2,940                       9,298
    UTILITIES                                322                         943
    MAINTENANCE & REPAIRS                  1,001                       2,635
    PARKING EXPENSE                                                      101

                                      ----------- ----------      -----------  ----------
                                           7,239                      21,978

          (CONTINUED ON NEXT PAGE)

                                      INVESTORS FINANCE, INC.
                                  STATEMENT OF INCOME & EXPENSE
                                      AS OF: MARCH 31, 1997

                                     FOR: ALL PROFIT CENTERS

                                      ----- MARCH, 1997 ---- BUDG ----- YEAR TO DATE ---- PREV
                                         ACTUAL     BUDGET    VAR    ACTUAL      BUDGET    VAR
                                      ----------- ---------- >10% -----------  ---------- >10%
  OTHER OPERATING EXPENSES:
    SOH DCCA ASSESSMENT                      148                         445
    ADVERTISING EXPENSE                      161                         484
    AUDITING EXPENSE                         580                       1,740
    CREDIT REPORTS                             9                          42
    LEGAL FEES                                                         1,507
    POSTAGE EXPENSE                          156                         508
    OFFICE EXPENSE                           460                       1,175
    PRINTING & STATIONERY                     53                         259
    COMPUTER EXPENSE                         624                       1,951
    GOVERNMENT LICENSE FEES                    8                          50
    BANK SERVICE CHARGES                      13                          38
    BROKERAGE CHARGES                                                      5
    TELEPHONE                              2,685                       5,143
    DUES/FEES - MORTGAGE DIVISION            772                       1,095
    DUES/FEES - HEAD OFFICE                   61                         143
    DONATIONS                                100                         200
    SUBSCRIPTIONS - MORTGAGE DEPT             84                         252
    TRAVEL & PER DIEM                        176                         252
    COLLECTION FEES                            6                          60
    PROMOTIONAL EXPENSE                      324                         587
    OTHER EXPENSE - (MISC.)                   44                         144
    OUTSIDE SERVICES                       1,827                       4,981
    NOTARY EXPENSE                                                        50

                                      ----------- ----------      -----------  ----------
                                           8,292                      21,112

                                      ----------- ----------      -----------  ----------
  TOTAL OPERATING EXPENSES                26,352                      62,598

                                      ----------- ----------      -----------  ----------
  NET INCOME (LOSS) FROM OPERATIONS       (5,621)                    (13,357)

  NON-OPERATING EXPENSES:
  STOCKHOLDER'S EXPENSES:

                                      ----------- ----------      -----------  ----------


                                      ----------- ----------      -----------  ----------
  TOTAL NET INCOME (LOSS)                 (5,621)         0          (13,357)          0
                                      =========== =========       ============ ==========

                               INVESTORS FINANCE, INC.
                              KUKUI PLAZA  SUITE C117B
                              50 SOUTH BERETANIA STREET
                                 HONOLULU, HI  96813

                              COMPARATIVE BALANCE SHEET
                                AS OF: MARCH 31, 1997


ASSETS

                                               CURRENT YEAR               PRIOR YEAR
                                            MARCH 31, 1997            MARCH 31, 1996
                                          ------------------        ------------------
CASH - NON-INTEREST-BEARING                        3,950.42                  4,862.80
CASH IN INTEREST-BEARING ACCOUNTS                                            2,082.21
CASH IN BROKERAGE ACCOUNTS                         1,716.62                 61,411.04
CORPORATE SECURITIES                              51,975.00
                                          ------------------        ------------------
                                                  57,642.04                 68,356.05

RECEIVABLES:
  NOTES RECEIVABLE                               465,287.86                386,081.08
  ACCOUNTS RECEIVABLE                             44,223.75                  7,077.23
  COMMISSIONS ADVANCED-RECEIVABLE                 12,000.73
  LOAN LATE CHARGES RECEIVABLE                       181.42                    596.08
  ACCRUED INCOME                                   2,703.48                  5,647.65
                                          ------------------        ------------------
TOTAL RECEIVABLES:                               524,397.24                399,402.04

LESS:
  RESERVE FOR LOAN LOSSES                        (36,919.25)               (40,660.87)
  DEFERRED LOAN ORIGINATION FEES                  (7,924.77)                (2,771.65)
  DEFERRED LOAN ORIGINATION COSTS                    324.05                    504.19
                                          ------------------        ------------------
                                                 479,877.27                356,473.71

FURNITURE & FIXTURES                             269,801.24                225,563.74
ALLOWANCE FOR DEPREC. - FURN. & FIXTURES        (214,437.74)              (194,882.64)
                                          ------------------        ------------------
                                                  55,363.50                 30,681.10

REAL ESTATE - KUKUI PLAZA                        322,337.10                322,337.10
RESERVE FOR DEPRECIATION - KUKUI PLAZA           (91,608.81)               (85,273.89)
                                          ------------------        ------------------
                                                 230,728.29                237,063.21


TAXES WITHHELD                                        20.23
SECURITY DEPOSITS                                  3,040.13                  2,742.00
PREPAID EXPENSE                                    4,186.72                  5,196.05
                                          ------------------        ------------------
TOTAL ASSETS                                     830,858.18                700,512.12
                                          ==================        ==================

                                INVESTORS FINANCE, INC.
                              KUKUI PLAZA  SUITE C117B
                              50 SOUTH BERETANIA STREET
                                 HONOLULU, HI  96813

                              COMPARATIVE BALANCE SHEET
                                AS OF: MARCH 31, 1997


LIABILITIES

                                               CURRENT YEAR               PRIOR YEAR
                                            MARCH 31, 1997            MARCH 31, 1996
                                          ------------------        ------------------
NOTES PAYABLE - BANKS                             80,000.00
NOTES PAYABLE - STOCKHOLDERS                     243,836.34                 11,453.90


INVESTMENT CERTIFICATES:
                                          ------------------        ------------------
TOTAL INVESTMENT CERTIFICATES:


OTHER ACCRUED LIABILITIES                        (23,595.48)                 3,096.76
                                          ------------------        ------------------
TOTAL LIABILITIES                                300,240.86                 14,550.66



EQUITY



CAPITAL - UNISSUED STOCK                        (148,601.00)
CAPITAL STOCK NO-PAR                           1,372,303.04              1,372,303.04
RETAINED EARNINGS                               (679,727.91)              (660,414.25)
                                          ------------------        ------------------
                                                 543,974.13                711,888.79
NET INCOME/(LOSS) YEAR-TO-DATE                   (13,356.81)               (25,927.33)
                                          ------------------        ------------------
TOTAL EQUITY                                     530,617.32                685,961.46
                                          ------------------        ------------------
TOTAL LIABILITIES & EQUITY                       830,858.18                700,512.12
                                          ==================        ==================
