Form 10QSB
period 1997-06-30
INVESTORS FINANCE INC
filed 1997-07-30
CIK 52268

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

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

Number of shares outstanding of the issuer's common stock as of June 30, 1997: 1,252,496.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ x ]

				PART I.

Financial statements (unaudited)

                                     INVESTORS FINANCE, INC.
                                  STATEMENT OF INCOME & EXPENSE
                                      AS OF: JUNE 30, 1997

                                     FOR: ALL PROFIT CENTERS

                                      ----- JUNE, 1997 ----- BUDG ----- YEAR TO DATE ---- PREV
                                         ACTUAL     BUDGET    VAR    ACTUAL      BUDGET    VAR
                                      ----------- ---------- >10% -----------  ---------- >10%
OPERATING INCOME
  INTEREST INCOME:
    EARNED INTEREST - CONSUMER LOANS      (1,483)                      1,130
    EARNED INTEREST - R.E. LOANS           3,972                      21,748
    EARNED INTEREST - COMMERCIAL LOANS         9                       7,235
    EARNED LATE CHARGES                       60                       1,179
    LOAN ORIGINATION FEES                     32                       6,420
    INTEREST ON INVESTMENTS                    3                       1,322

                                      ----------- ----------      -----------  ----------
                                           2,593                      39,034
  INTEREST EXPENSE                        (1,812)                     (2,287)

                                      ----------- ----------      -----------  ----------
    NET INTEREST SPREAD                      781                      36,747

  OTHER INCOME:
    COMMISSIONS EARNED                    12,026                      55,764
    INCOME FROM CHARGED-OFF LOANS                                      2,913
    MISCELLANEOUS INCOME                   2,000                       2,370
    TAX REFUNDS                                                          140

                                      ----------- ----------      -----------  ----------
                                          14,807                      97,934
                                      ----------- ----------      -----------  ----------
  TOTAL OPERATING INCOME                  14,807                      97,934

OPERATING EXPENSES
  PERSONNEL EXPENSES:
    SALARIES & WAGES                       1,922                      11,602
    SALARIES & WAGES-M/D COMMISSIONS       3,625                      20,211
    PAYROLL TAXES                            280                       2,621
    EMPLOYEE BENEFITS                      1,008                       4,661

                                      ----------- ----------      -----------  ----------
                                           6,835                      39,095
  OCCUPANCY EXPENSES:
    REAL PROPERTY - TAXES                    190                       1,143
    DEPRECIATION EXPENSE                   2,149                      12,930
    INSURANCE EXPENSE                        438                       1,470
    RENT ON OFFICE SPACE                                              12,385
    UTILITIES                              1,137                       2,080
    MAINTENANCE & REPAIRS                    858                       5,450
    PARKING EXPENSE                                                      201

                                      ----------- ----------      -----------  ----------
                                           4,774                      35,659

          (CONTINUED ON NEXT PAGE)

                                     INVESTORS FINANCE, INC.
                                  STATEMENT OF INCOME & EXPENSE
                                      AS OF: JUNE 30, 1997

                                     FOR: ALL PROFIT CENTERS

                                      ----- JUNE, 1997 ----- BUDG ----- YEAR TO DATE ---- PREV
                                         ACTUAL     BUDGET    VAR    ACTUAL      BUDGET    VAR
                                      ----------- ---------- >10% -----------  ---------- >10%
  OTHER OPERATING EXPENSES:
    SOH DCCA ASSESSMENT                      148                         890
    ADVERTISING EXPENSE                      161                         969
    AUDITING EXPENSE                         580                       3,480
    CREDIT REPORTS                            93                          81
    LEGAL FEES                               104                       1,611
    POSTAGE EXPENSE                          445                       1,143
    OFFICE EXPENSE                           256                       2,199
    PRINTING & STATIONERY                     93                         377
    COMPUTER EXPENSE                         520                       3,774
    GOVERNMENT LICENSE FEES                    8                          75
    BANK SERVICE CHARGES                      13                          75
    BROKERAGE CHARGES                                                      5
    TELEPHONE                              3,801                       8,944
    DUES/FEES - MORTGAGE DIVISION            202                       1,700
    DUES/FEES - HEAD OFFICE                   61                         327
    DONATIONS                                                            235
    SUBSCRIPTIONS - HEAD OFFICE               60                          60
    SUBSCRIPTIONS - MORTGAGE DEPT             84                         472
    TRAVEL & PER DIEM                                                    254
    COLLECTION FEES                                                       61
    PROMOTIONAL EXPENSE                       32                         628
    OTHER EXPENSE - (MISC.)                                              144
    OUTSIDE SERVICES                       1,382                       9,973
    NOTARY EXPENSE                             4                          88

                                      ----------- ----------      -----------  ----------
                                           8,048                      37,565

                                      ----------- ----------      -----------  ----------
  TOTAL OPERATING EXPENSES                19,656                     112,319

                                      ----------- ----------      -----------  ----------
  NET INCOME (LOSS) FROM OPERATIONS       (4,850)                    (14,386)

  NON-OPERATING EXPENSES:
  STOCKHOLDER'S EXPENSES:
    STOCKHOLDERS' MEETING EXPENSE          1,067                       1,067

                                      ----------- ----------      -----------  ----------
                                           1,067                       1,067

                                      ----------- ----------      -----------  ----------
  TOTAL NET INCOME (LOSS)                 (5,916)         0          (15,452)          0
                                      =========== =========       ============ ==========

                               INVESTORS FINANCE, INC.
                              KUKUI PLAZA  SUITE C117B
                              50 SOUTH BERETANIA STREET
                                 HONOLULU, HI  96813

                              COMPARATIVE BALANCE SHEET
                                AS OF: JUNE 30, 1997


ASSETS

                                               CURRENT YEAR               PRIOR YEAR
                                             JUNE 30, 1997             JUNE 30, 1996
                                          ------------------        ------------------
CASH - NON-INTEREST-BEARING                        2,667.83                 39,480.75
CASH IN INTEREST-BEARING ACCOUNTS                                            2,095.75
CASH IN BROKERAGE ACCOUNTS                           700.92                  2,799.82
CORPORATE SECURITIES                                                        51,975.00
                                          ------------------        ------------------
                                                   3,368.75                 96,351.32

RECEIVABLES:
  NOTES RECEIVABLE                               480,967.75                472,766.63
  ACCOUNTS RECEIVABLE                             43,527.25                  2,065.13
  COMMISSIONS ADVANCED-RECEIVABLE                 12,852.77
  LOAN LATE CHARGES RECEIVABLE                       430.53                    159.61
  RETURN CHECK FEES RECEIVABLE                                                  15.00
  ACCRUED INCOME                                   5,304.55                  3,225.81
                                          ------------------        ------------------
TOTAL RECEIVABLES:                               543,082.85                478,232.18

LESS:
  RESERVE FOR LOAN LOSSES                        (36,640.03)               (40,660.87)
  DEFERRED LOAN ORIGINATION FEES                  (2,227.43)                (2,614.30)
  DEFERRED LOAN ORIGINATION COSTS                    257.74                    489.33
                                          ------------------        ------------------
                                                 504,473.13                435,446.34

FURNITURE & FIXTURES                             269,801.24                270,201.24
ALLOWANCE FOR DEPREC. - FURN. & FIXTURES        (219,311.80)              (199,771.79)
                                          ------------------        ------------------
                                                  50,489.44                 70,429.45

REAL ESTATE - KUKUI PLAZA                        322,337.10                322,337.10
RESERVE FOR DEPRECIATION - KUKUI PLAZA           (93,192.54)               (86,857.62)
                                          ------------------        ------------------
                                                 229,144.56                235,479.48


TAXES WITHHELD                                        60.69
SECURITY DEPOSITS                                  3,040.13                  2,562.00
PREPAID EXPENSE                                    5,124.95                  4,256.11
                                          ------------------        ------------------
TOTAL ASSETS                                     795,701.65                844,524.70
                                          ==================        ==================

                               INVESTORS FINANCE, INC.
                              KUKUI PLAZA  SUITE C117B
                              50 SOUTH BERETANIA STREET
                                 HONOLULU, HI  96813

                              COMPARATIVE BALANCE SHEET
                                AS OF: JUNE 30, 1997


LIABILITIES

                                               CURRENT YEAR               PRIOR YEAR
                                             JUNE 30, 1997             JUNE 30, 1996
                                          ------------------        ------------------
NOTES PAYABLE - BANKS                            125,000.00
NOTES PAYABLE - STOCKHOLDERS                     191,599.74                134,616.69


INVESTMENT CERTIFICATES:
                                          ------------------        ------------------
TOTAL INVESTMENT CERTIFICATES:


ACCOUNTS PAYABLE                                     292.66
OTHER ACCRUED LIABILITIES                        (49,712.63)                32,123.43
                                          ------------------        ------------------
TOTAL LIABILITIES                                267,179.77                166,740.12



EQUITY



CAPITAL - UNISSUED STOCK                        (148,601.00)
CAPITAL STOCK NO-PAR                           1,372,303.04              1,372,303.04
RETAINED EARNINGS                               (679,727.91)              (660,414.25)
                                          ------------------        ------------------
                                                 543,974.13                711,888.79
NET INCOME/(LOSS) YEAR-TO-DATE                   (15,452.25)               (34,104.21)
                                          ------------------        ------------------
TOTAL EQUITY                                     528,521.88                677,784.58
                                          ------------------        ------------------
TOTAL LIABILITIES & EQUITY                       795,701.65                844,524.70
                                          ==================        ==================
