Form 10QSB
period 1997-09-30
INVESTORS FINANCE INC
filed 1997-10-29
CIK 52268

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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

Number of shares outstanding of the issuer's common stock as of September 30, 1997: 1,252,496.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ x ]

				PART I.

Financial statements (unaudited)

                               INVESTORS FINANCE, INC.
                              KUKUI PLAZA  SUITE C117B
                              50 SOUTH BERETANIA STREET
                                 HONOLULU, HI  96813

                              COMPARATIVE BALANCE SHEET
                                   AS OF: 30SEP97


ASSETS

                                               CURRENT YEAR               PRIOR YEAR
                                          SEPTEMBER 30, 1997         DECEMBER 31, 1996
                                          ------------------        ------------------
CASH - NON-INTEREST-BEARING                      100,895.61                  5,524.97
CASH IN INTEREST-BEARING ACCOUNTS                                            2,110.85
CASH IN BROKERAGE ACCOUNTS                           709.87                 55,970.90
CORPORATE SECURITIES                                                       156,975.00
                                          ------------------        ------------------
                                                 101,605.48                220,581.72

RECEIVABLES:
  NOTES RECEIVABLE                               359,505.58                501,177.80
  ACCOUNTS RECEIVABLE                             95,298.61                 38,001.71
  COMMISSIONS ADVANCED-RECEIVABLE                 10,198.62                  1,000.00
  LOAN LATE CHARGES RECEIVABLE                        53.76                    148.76
  ACCRUED INCOME                                     872.87                  3,297.89
                                          ------------------        ------------------
TOTAL RECEIVABLES:                               465,929.44                543,626.16

LESS:
  RESERVE FOR LOAN LOSSES                        (36,627.74)               (36,931.20)
  DEFERRED LOAN ORIGINATION FEES                    (244.17)                (3,444.46)
  DEFERRED LOAN ORIGINATION COSTS                    150.81                    559.25
                                          ------------------        ------------------
                                                 429,208.34                503,809.75

FURNITURE & FIXTURES                             269,801.24                269,801.24
ALLOWANCE FOR DEPREC. - FURN. & FIXTURES        (224,160.75)              (204,660.44)
                                          ------------------        ------------------
                                                  45,640.49                 65,140.80

REAL ESTATE - KUKUI PLAZA                        322,337.10                322,337.10
RESERVE FOR DEPRECIATION - KUKUI PLAZA           (94,776.27)               (88,441.35)
                                          ------------------        ------------------
                                                 227,560.83                233,895.75


TAXES WITHHELD                                        60.69
SECURITY DEPOSITS                                  3,040.13                  3,040.13
PREPAID EXPENSE                                     (901.14)                 3,162.48
                                          ------------------        ------------------
TOTAL ASSETS                                     806,214.82              1,029,630.63
                                          ==================        ==================
LIABILITIES

                                               CURRENT YEAR               PRIOR YEAR
                                          SEPTEMBER 30, 1997         DECEMBER 31, 1996
                                          ------------------        ------------------
NOTES PAYABLE - BANKS                            100,000.00
NOTES PAYABLE - STOCKHOLDERS                     191,599.74                339,283.35


INVESTMENT CERTIFICATES:
                                          ------------------        ------------------
TOTAL INVESTMENT CERTIFICATES:


OTHER ACCRUED LIABILITIES                          1,889.00                 18,892.23
                                          ------------------        ------------------
TOTAL LIABILITIES                                293,488.74                358,175.58


EQUITY



CAPITAL - UNISSUED STOCK                        (148,601.00)
CAPITAL STOCK NO-PAR                           1,372,303.04              1,372,303.04
RETAINED EARNINGS                               (679,727.91)              (660,414.25)
                                          ------------------        ------------------
                                                 543,974.13                711,888.79
NET INCOME/(LOSS) YEAR-TO-DATE                   (31,248.05)               (40,433.74)
                                          ------------------        ------------------
TOTAL EQUITY                                     512,726.08                671,455.05
                                          ------------------        ------------------
TOTAL LIABILITIES & EQUITY                       806,214.82              1,029,630.63
                                          ==================        ==================


                                     INVESTORS FINANCE, INC.
                           CONSOLIDATED STATEMENT OF INCOME & EXPENSE
                                    AS OF: SEPTEMBER 30, 1997

                                      <---------- 3 MONTHS ENDING---------->    <---------YEAR-TO-DATE AS OF--------->
                                      SEPTEMBER 30, 1997  SEPTEMBER 30, 1996    SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                      ------------------  ------------------    ------------------  ------------------
OPERATING INCOME
  INTEREST INCOME:
    EARNED INTEREST - CONSUMER LOANS             736               2,484                 1,866               7,182
    EARNED INTEREST - R.E. LOANS               7,587              13,280                29,335              26,370
    EARNED INTEREST - COMMERCIAL LOANS         1,307               4,769                 8,542              15,603
    EARNED LATE CHARGES                          265                 602                 1,444               3,180
    LOAN ORIGINATION FEES                      1,983                 570                 8,403                 707
    INTEREST ON INVESTMENTS                        9               1,066                 1,331               2,020

                                      ------------------  ------------------    ------------------  ------------------
                                              11,887              22,772                50,921              55,062
  INTEREST EXPENSE                            (3,272)                                   (5,559)

                                      ------------------  ------------------    ------------------  ------------------
    NET INTEREST SPREAD                        8,615              22,772                45,362              55,062
  LESS:

                                      ------------------  ------------------    ------------------  ------------------
                                               8,615              22,772                45,362              55,062

  OTHER INCOME:
    COMMISSIONS EARNED                        34,138              38,781                89,902             134,581
    INCOME FROM CHARGED-OFF LOANS              1,142               4,202                 4,055              10,670
    INCOME FROM IDEAL FIN ACCTS                                                                                 67
    COMMISSION ON INSURANCE                                                                                     53
    MISCELLANEOUS INCOME                       1,500               1,000                 3,870               2,229
    TAX REFUNDS                                                                            140

                                      ------------------  ------------------    ------------------  ------------------
                                              45,396              66,755               143,329             202,662
                                      ------------------  ------------------    ------------------  ------------------
  TOTAL OPERATING INCOME                      45,396              66,755               143,329             202,662
OPERATING EXPENSES
  PERSONNEL EXPENSES:
    SALARIES & WAGES                           5,807               7,130                17,409              38,660
    SALARIES & WAGES-M/D COMMISSIONS          14,014              14,060                34,225              55,622
    PAYROLL TAXES                              1,449               1,332                 4,070               6,294
    EMPLOYEE BENEFITS                          2,649               1,560                 7,405               5,465
    CONSULTANT'S EXPENSE                                                                                      (500)

                                      ------------------  ------------------    ------------------  ------------------
                                              23,918              24,082                63,109             105,541
  OCCUPANCY EXPENSES:
    REAL PROPERTY - TAXES                        575                 571                 1,718               1,692
    DEPRECIATION EXPENSE                       6,433               6,472                19,363              17,301
    INSURANCE EXPENSE                          1,380               2,552                 2,850               6,385
    RENT ON OFFICE SPACE                       5,880               9,834                18,265              26,634
    UTILITIES                                  1,187               1,100                 3,266               3,041
    MAINTENANCE & REPAIRS                      2,715               2,935                 8,165               7,925
    PARKING EXPENSE                               50                 300                   251                 505

                                      ------------------  ------------------    ------------------  ------------------
                                              18,219              23,766                53,878              63,483
  OTHER OPERATING EXPENSES:
    SOH DCCA ASSESSMENT                          392                 522                 1,282                 672
    F.D.I.C. ASSESSMENT                                                                                      1,500
    ADVERTISING EXPENSE                                              491                   969                 908
    AUDITING EXPENSE                           1,740               3,818                 5,220              22,545
    CREDIT REPORTS                                17                 179                    98                 479
    LEGAL FEES                                   200               1,668                 1,811               2,606
    POSTAGE EXPENSE                            2,531                 926                 3,673               2,825
    OFFICE EXPENSE                             1,028               1,193                 3,227               3,170
    PRINTING & STATIONERY                        729                 330                 1,106                 517
    COMPUTER EXPENSE                           1,607               1,981                 5,381               5,725
    GOVERNMENT LICENSE FEES                       25                                       100                 234
    BANK SERVICE CHARGES                          38                                       113
    BROKERAGE CHARGES                                                                        5
    TELEPHONE                                  3,978               4,763                12,922              12,079
    DUES/FEES - MORTGAGE DIVISION                638                 412                 2,338                 587
    DUES/FEES - HEAD OFFICE                       61                 123                   388                 455
    DONATIONS                                     85                 105                   320                 420
    SUBSCRIPTIONS - HEAD OFFICE                                       52                    60                  52
    SUBSCRIPTIONS - MORTGAGE DEPT                201                 578                   673               1,217
    TRAVEL & PER DIEM                            168                 749                   422                 965
    COLLECTION FEES                                                   94                    61                 282
    PROMOTIONAL EXPENSE                          230                 230                   858               3,517
    OTHER EXPENSE - (MISC.)                      894                 520                 1,038                 697
    OUTSIDE SERVICES                           3,591               4,325                13,564               7,232
    NOTARY EXPENSE                                 8                  58                    97                  83
    TITLE FEE - AUTO                                                                                            40

                                      ------------------  ------------------    ------------------  ------------------
                                              18,160              23,117                55,726              68,809

                                      ------------------  ------------------    ------------------  ------------------
  TOTAL OPERATING EXPENSES                    60,298              70,964               172,712             237,834
                                      ------------------  ------------------    ------------------  ------------------
  NET INCOME (LOSS) FROM OPERATIONS          (14,902)             (4,209)              (29,383)            (35,172)

  NON-OPERATING EXPENSES:
  STOCKHOLDER'S EXPENSES:
    STOCKHOLDERS' MEETING EXPENSE                798                                     1,865
    STOCK TRANSFER AGENT                                           2,120                                     5,262

                                      ------------------  ------------------    ------------------  ------------------
                                                 798               2,120                 1,865               5,262

                                      ------------------  ------------------    ------------------  ------------------
  TOTAL NET INCOME (LOSS)                    (15,700)             (6,330)              (31,248)            (40,434)
                                      ==================  ==================    ==================  ==================
