Form 10KSB
period 1997-12-31
INVESTORS FINANCE INC
filed 1998-04-03
CIK 52268

[DESCRIPTION]	COVER PAGE
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)

		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year beginning January 1, 1997 and ending December 31, 1997


                     Commission file number: 0-2664


                        INVESTORS FINANCE, INC.
     ( Exact name of small business issuer as specified in its charter)
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Issuer's revenues for its most recent fiscal year: $213,407

Aggregate market value of the issuer's common stock held by non-affiliates as of December 31, 1997: $482,089

Number of shares outstanding of the issuer's common stock as of December 31, 1997: 1,252,246.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

            Transitional Small Business Disclosure Format (check one):

                            Yes [   ]  No [ X ]

PART I

Item 1.	Description of Business

General

Investors Finance, Inc. (the "Company") is a Hawaii corporation engaged in the business of mortgage brokerage and real estate, commercial, and consumer loans. Total loan volume decreased to $307,385 on December 31, 1997 compared to $542,931 for December 31, 1996. Total mortgage brokerage commissions for 1997 were $149,563 compared to $187,035 for 1996.

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

Government Approvals and Regulations

The products and services provided by the Company are not subject to government approval. The Company is operating as an Industrial Loan Company and is regulated by the State of Hawaii, Commissioner of Financial Institutions.

Directors, Executive officers and Significant Employees

NAME			AGE			POSITION
Wade Richardson		56		President & Secretary, Director

Daniel Jeffers		43		Vice President & Treasurer, Director
					Data Processing Consultant

Karen Oani		43		Vice-President, Office Manager

Directors and Officers received no remuneration for services during 1997 with the exception of Ms. Oani, who received $24,260 as salary.

PART II

ITEM 1.	Market Price and Dividends on the Company's Equity
        and other Shareholder Matters.

Market Information

There has been only limited trading activity in the Company's common stock during 1997. The following table sets forth quotes obtained from Abel Behnke Corporation and listed in the Pacific Business News.

		Quarter Ended				Bid Price
		March 31,    1997			 6.5 cents
		June 30,     1997			12.0 cents
		October 31,  1997			 6.5 cents
		December 31, 1997			 6.5 cents

Holders

The number of record holders of the Company's common stock as of December 31, 1997 was approximately 1,027.

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


Item 4.	Submissions of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders during the fourth quarter ended December 31, 1997.

Item 5.	Reports on Form 8-K.

The company has insufficient funds available for audited financials.