Form 10KSB
period 1998-12-31
INVESTORS FINANCE INC
filed 1999-04-01
CIK 52268

[DESCRIPTION]	COVER PAGE
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)

		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year beginning January 1, 1998 and ending December 31, 1998


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Issuer's revenues for its most recent fiscal year: $165,735

Aggregate market value of the issuer's common stock held by non-affiliates as of December 31, 1998: $481,828

Number of shares outstanding of the issuer's common stock as of December 31, 1998: 1,249,976.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

            Transitional Small Business Disclosure Format (check one):

                            Yes [   ]  No [ X ]

PART I

Item 1.	Description of Business

General

Investors Finance, Inc. (the "Company") is a Hawaii corporation engaged in the business of mortgage brokerage and real estate, commercial, and consumer loans. Total loan volume decreased to $80,981 on December 31, 1998 compared to $307,385 for December 31, 1997. Total revenue for 1998 was $165,735 compared to $213,407 for 1997.

1998 revenue included $51,801 of net income from mortgage brokerage commissions and $48,673 of net income from loan operations.

A one-time net charge of $177,753 was taken to clear doubtful receivables from the Company's balance sheet. The Company will continue to vigorously pursue collection of these receivables.

The Board of Directors understands the Company cannot continue to sustain a decline in business. If the Company does not become profitable in 1999, plans are to cease operations and begin a consolidation of the Company. Shareholders will then be offered an opportunity to vote on options regarding the Company's future.

The Company's executive offices are located at 50 SOUTH BERETANIA STREET, HONOLULU, HAWAII 96813. The Company's phone number is (808) 533-7437.


Development of Business

The Company was organized under the laws of the State of HAWAII on November 1, 1960.


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

Directors, Executive officers and Significant Employees

NAME			AGE			POSITION
Daniel Jeffers		45		President & Treasurer, Director

Karen Oani		45		Vice President & Secretary, Director
					Office Manager

Wade Richardson		58		Director


Directors and Officers received no remuneration for services during 1998 with the exception of Ms. Oani, who received $32,400 as salary.

PART II

ITEM 1.	Market Price and Dividends on the Company's Equity
        and other Shareholder Matters.

Market Information

There has been only limited trading activity in the Company's common stock during 1998. The following table sets forth quotes obtained from Abel Behnke Corporation and listed in the Pacific Business News.

		Quarter Ended				Bid Price
		March 31,    1998			6.0 cents
		June 30,     1998			6.0 cents
		October 31,  1998			3.0 cents
		December 31, 1998			3.0 cents

Holders

The number of record holders of the Company's common stock as of December 31, 1998 was approximately 1,021.


Dividends

The Company has not paid dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future. it is the present intention of management to utilize all available funds for the development of the Company's business.


Item 2.	Legal Proceedings

Legal proceedings have been brought against the Company by a former mortgage broker client. The Company feels that the legal action is without merit and plans a vigorous defense against such action.

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

No matter was submitted to a vote of the security holders during the fourth quarter ended December 31, 1998.


Item 5.	Reports on Form 8-K.

The Company has insufficient funds available for audited financials.