Form 10QSB
period 1999-09-30
INVESTORS FINANCE INC
filed 1999-10-27
CIK 52268

[DESCRIPTION]    COVER PAGE
              U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

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

Number of shares outstanding of the issuer's common stock as of September 30, 1999: 1,249,976

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ x ]