Form 10KSB
period 1999-12-31
INVESTORS FINANCE INC
filed 2000-03-27
CIK 52268

[DESCRIPTION]	COVER PAGE
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)

		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year beginning January 1, 1999 and ending December 31, 1999


                     Commission file number: 0-2664


                        INVESTORS FINANCE, INC.
     ( Exact name of small business issuer as specified in its charter)
                         ___________________

              HAWAII                                    99-0112763
	(State or other jurisdiction of			(I.R.S. Employer
	incorporation or organization)			Identification No.)

        SUITE C117B 50 SOUTH BERETANIA STREET, HONOLULU, HAWAII
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Issuer's revenues for its most recent fiscal year: $143,727

Aggregate market value of the issuer's common stock held by non-affiliates as of December 31, 1999: $218,871

Number of shares outstanding of the issuer's common stock as of December 31, 1999: 1,249,976.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

            Transitional Small Business Disclosure Format (check one):

                            Yes [   ]  No [ X ]

PART I

Item 1.	Description of Business

General

Investors Finance, Inc. (the "Company") is a Hawaii corporation engaged in the business of mortgage brokerage and real estate, commercial, and consumer loans.

On August 31, 1999, the Company closed its mortgage brokerage business due to its inability to produce a profit and because of the declining opportunities presented by an economy where interest rates were increasing.

The Company's executive offices are located at SUITE C117B 50 SOUTH BERETANIA STREET, HONOLULU, HAWAII 96813. The Company's phone number is (808) 533-7437.


Development of Business

The Company was organized under the laws of the State of HAWAII on November 1, 1960.

The company has temporarily suspended all operations pending the development of a new business or consolidation plan. The Board of Directors is in the process of developing this plan, and is considering all options.

Once a plan is developend, shareholders will then be offered an opportunity to vote on options regarding the Company's future.


Business

Management believes that the company should use its Hawaii Non-Depository Financial Services Company license as an integral part of any future business development.

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

Directors, Executive officers and Significant Employees

NAME			AGE			POSITION
Daniel Jeffers		46		President & Treasurer, Director

Karen Oani		46		Vice President & Secretary, Director
					Office Manager

Wade Richardson		59		Director


Directors and Officers received no remuneration for services during 1999 with the exception of Ms. Oani, who received $28,000 as salary and Mr. Jeffers, who received $2,800 for administrative services.

PART II

ITEM 1.	Market Price and Dividends on the Company's Equity
        and other Shareholder Matters.

Market Information

There has been only limited trading activity in the Company's common stock during 1999. According to the marketmaker, Abel Behnke Sercurities, who did not execute any trades during 1999, the last known bid was $0.03 per share.

Holders

The number of record holders of the Company's common stock as of December 31, 1999 was approximately 1,019.

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

No matter was submitted to a vote of the security holders during the year ended December 31, 1999.


Item 5.	Reports on Form 8-K.

The Company has insufficient funds available for audited financials.