Form 10KSB
period 2000-12-31
INVESTORS FINANCE INC
filed 2002-09-19
CIK 52268

<PERIOD>     12/31/00
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)

		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year beginning January 1, 2000 and ending December 31, 2000


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

Aggregate market value of the issuer's common stock held by non-affiliates as of December 31, 2000: $99,362

Number of shares outstanding of the issuer's common stock as of December 31, 2000: 1,549,969.

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

Directors, Executive officers and Significant Employees

NAME			AGE			POSITION
Malcolm McLeod		61		President & Treasurer, Director

Karen McLeod		31		Vice President & Secretary, Director
					Office Manager

Wade Richardson		60		Director


Directors and Officers received no remuneration for services during 2000 with the exception of Ms. McLeod, who received $50,000 as salary.

PART II

ITEM 1.	Market Price and Dividends on the Company's Equity
        and other Shareholder Matters.

Market Information

There has been only limited trading activity in the Company's common stock during 2000. According to the marketmaker, Abel Behnke Sercurities, who did not execute any trades during 2000, the last known bid was $0.03 per share.

Holders

The number of record holders of the Company's common stock as of December 31, 2000 was approximately 1,020.

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

No matter was submitted to a vote of the security holders during the year ended December 31, 2000.


Item 5.	Reports on Form 8-K.

The Company has insufficient funds available for audited financials.



<ARTICLE> 5

<PERIOD-TYPE>                   12-MOS
<FISCAL-YEAR-END>                          DEC-31-2000
<PERIOD-END>                               DEC-31-2000
<CASH>                                         20,406
<SECURITIES>                                        0
<RECEIVABLES>                                  98,265
<ALLOWANCES>                                   12,000
<INVENTORY>                                         0
<CURRENT-ASSETS>                              106,671
<PP&E>                                        597,651
<DEPRECIATION>                                380,558
<TOTAL-ASSETS>                                323,764
<CURRENT-LIABILITIES>                         224,402
<BONDS>                                             0
<PREFERRED-MANDATORY>                               0
<PREFERRED>                                         0
<COMMON>                                    1,372,303
<RETAINED-EARNINGS>                        (1,272,941)
<TOTAL-LIABILITY-AND-EQUITY>                  323,764
<SALES>                                        25,254
<TOTAL-REVENUES>                               25,254
<CGS>                                               0
<TOTAL-COSTS>                                  69,856
<OTHER-EXPENSES>                                    0
<LOSS-PROVISION>                                    0
<INTEREST-EXPENSE>                                  0
<INCOME-PRETAX>                               (44,602)
<INCOME-TAX>                                        0
<INCOME-CONTINUING>                                 0
<DISCONTINUED>                                      0
<EXTRAORDINARY>                                     0
<CHANGES>                                           0
<NET-INCOME>                                  (44,602)
<EPS-BASIC>                                     (0.02)
<EPS-DILUTED>                                   (0.02)
