Form 10QSB
period 2001-06-30
INVESTORS FINANCE INC
filed 2002-09-20
CIK 52268

<PERIOD>     06/30/01
              U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

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

Number of shares outstanding of the issuer's common stock as of June 30, 2001: 1,549,969

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ x ]

<PERIOD-TYPE>                   3-MOS
<FISCAL-YEAR-END>                          DEC-31-2001
<PERIOD-END>                               JUN-30-2001
<CASH>                                          3,136
<SECURITIES>                                        0
<RECEIVABLES>                                  94,192
<ALLOWANCES>                                   12,000
<INVENTORY>                                         0
<CURRENT-ASSETS>                               85,328
<PP&E>                                        597,651
<DEPRECIATION>                                380,558
<TOTAL-ASSETS>                                302,421
<CURRENT-LIABILITIES>                         303,902
<BONDS>                                             0
<PREFERRED-MANDATORY>                               0
<PREFERRED>                                         0
<COMMON>                                    1,372,303
<OTHER-SE>                                          0
<RETAINED EARNINGS>                        (1,373,784)
<TOTAL-LIABILITY-AND-EQUITY>                  302,421
<SALES>                                         4,459
<TOTAL-REVENUES>                                4,459
<CGS>                                               0
<TOTAL-COSTS>                                  14,487
<OTHER-EXPENSES>                                    0
<LOSS-PROVISION>                                    0
<INTEREST-EXPENSE>                                  0
<INCOME-PRETAX>                               (10,028)
<INCOME-TAX>                                        0
<INCOME-CONTINUING>                                 0
<DISCONTINUED>                                      0
<EXTRAORDINARY>                                     0
<CHANGES>                                           0
<NET-INCOME>                                  (10,028)
<EPS-PRIMARY>                                   (0.06)
<EPS-DILUTED>                                   (0.06)