Form 10KSB
period 2001-12-31
INVESTORS FINANCE INC
filed 2002-09-20
CIK 52268

<PERIOD>     12/31/01
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)

		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year beginning January 1, 2001 and ending December 31, 2001


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Issuer's revenues for its most recent fiscal year: $27,973

Aggregate market value of the issuer's common stock held by non-affiliates as of December 31, 2001: $0

Number of shares outstanding of the issuer's common stock as of December 31, 2001: 1,549,969.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

            Transitional Small Business Disclosure Format (check one):

                            Yes [   ]  No [ X ]

PART I

Item 1.	Description of Business

General

Investors Finance, Inc. (the "Company") is a Hawaii corporation engaged in the business of mortgage brokerage and real estate, commercial, and consumer loans.

On August 31, 1999, the Company closed its mortgage brokerage business due to its inability to produce a profit.

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

Directors, Executive officers and Significant Employees

NAME			AGE			POSITION
Wade Richardson		61		President, Director

Malcolm McLeod		62		Vice-President & Treasurer, Director



Directors and Officers received no remuneration for services during 2001.

PART II

ITEM 1.	Market Price and Dividends on the Company's Equity
        and other Shareholder Matters.

Market Information

There has been no trading activity in the Company's common stock during 2001. According to the marketmaker, Abel Behnke Sercurities, who did not execute any trades during 2001, the last known bid was $0.03 per share.

Holders

The number of record holders of the Company's common stock as of December 31, 2001 was approximately 1,020.

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



<ARTICLE> 5

<PERIOD-TYPE>                   12-MOS
<FISCAL-YEAR-END>                          DEC-31-2001
<PERIOD-END>                               DEC-31-2001
<CASH>                                          5,157
<SECURITIES>                                        0
<RECEIVABLES>                                  89,287
<ALLOWANCES>                                   12,000
<INVENTORY>                                         0
<CURRENT-ASSETS>                               82,444
<PP&E>                                        597,651
<DEPRECIATION>                                382,641
<TOTAL-ASSETS>                                297,454
<CURRENT-LIABILITIES>                         326,402
<BONDS>                                             0
<PREFERRED-MANDATORY>                               0
<PREFERRED>                                         0
<COMMON>                                    1,372,303
<RETAINED-EARNINGS>                        (1,401,251)
<TOTAL-LIABILITY-AND-EQUITY>                  326,402
<SALES>                                        27,793
<TOTAL-REVENUES>                               27,793
<CGS>                                               0
<TOTAL-COSTS>                                 149,724
<OTHER-EXPENSES>                                    0
<LOSS-PROVISION>                                    0
<INTEREST-EXPENSE>                                  0
<INCOME-PRETAX>                              (121,751)
<INCOME-TAX>                                        0
<INCOME-CONTINUING>                                 0
<DISCONTINUED>                                      0
<EXTRAORDINARY>                                     0
<CHANGES>                                           0
<NET-INCOME>                                 (121,751)
<EPS-BASIC>                                     (0.07)
<EPS-DILUTED>                                   (0.07)
