Form 10QSB
period 2002-06-30
INVESTORS FINANCE INC
filed 2002-09-23
CIK 52268

<PERIOD>     06/30/02
              U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2002

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

	For the transition period from __________ to __________

                      Commission file number: 0-2664

                       INVESTORS FINANCE, INC.
   (Exact name of small business issuer as specified in its charter)
                        ___________________

		Hawaii				   99-0112763
	(State or other jurisdiction of		(I.R.S. Employer
	incorporation or organization)		Identification No.)

	345 Queen Street #900, Honolulu, Hawaii	96813
	(Address of principal executive offices)	(Zip Code)

                 Issuer's telephone number: (808) 533-7437
___________________

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [   ] No[ x ]

Number of shares outstanding of the issuer's common stock as of June 30, 2002: 1,549,969

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ x ]

<PERIOD-TYPE>                   3-MOS
<FISCAL-YEAR-END>                          DEC-31-2002
<PERIOD-END>                               JUN-30-2002
<CASH>                                        102,561
<SECURITIES>                                        0
<RECEIVABLES>                                  84,007
<ALLOWANCES>                                   12,000
<INVENTORY>                                         0
<CURRENT-ASSETS>                              174,568
<PP&E>                                             93
<DEPRECIATION>                                      0
<TOTAL-ASSETS>                                177,661
<CURRENT-LIABILITIES>                             116
<BONDS>                                             0
<PREFERRED-MANDATORY>                               0
<OTHER-CAPITAL>                               100,000
<COMMON>                                    1,372,303
<OTHER-SE>                                          0
<RETAINED EARNINGS>                        (1,294,758)
<TOTAL-LIABILITY-AND-EQUITY>                  177,661
<SALES>                                         2,450
<OTHER-INCOME>                                106,920
<TOTAL-REVENUES>                              109,370
<CGS>                                               0
<TOTAL-COSTS>                                  34,546
<OTHER-EXPENSES>                                    0
<LOSS-PROVISION>                                    0
<INTEREST-EXPENSE>                                  0
<INCOME-PRETAX>                                74,824
<INCOME-TAX>                                        0
<INCOME-CONTINUING>                                 0
<DISCONTINUED>                                      0
<EXTRAORDINARY>                                     0
<CHANGES>                                           0
<NET-INCOME>                                   74,824
<EPS-PRIMARY>                                    0.04
<EPS-DILUTED>                                    0.04