Form 10QSB
period 2002-09-30
INVESTORS FINANCE INC
filed 2002-10-28
CIK 52268

<PERIOD>     09/30/02
              U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

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

<PERIOD-TYPE>                   3-MOS
<FISCAL-YEAR-END>                          DEC-31-2002
<PERIOD-END>                               SEP-30-2002
<CASH>                                         96,895
<SECURITIES>                                        0
<RECEIVABLES>                                  82,198
<ALLOWANCES>                                  (12,000)
<INVENTORY>                                         0
<CURRENT-ASSETS>                              167,093
<PP&E>
<DEPRECIATION>                                380,651
<TOTAL-ASSETS>                                380,558
<CURRENT-LIABILITIES>                         167,186
<BONDS>                                             0
<PREFERRED-MANDATORY>                               0
<OTHER-CAPITAL>                               100,000
<COMMON>                                    1,372,303
<OTHER-SE>                                          0
<RETAINED EARNINGS>                        (1,305,117)
<TOTAL-LIABILITY-AND-EQUITY>                  167,186
<SALES>                                        10,110
<OTHER-INCOME>                                      0
<TOTAL-REVENUES>                               10,110
<CGS>                                               0
<TOTAL-COSTS>                                  10,910
<OTHER-EXPENSES>                                    0
<LOSS-PROVISION>                                    0
<INTEREST-EXPENSE>                                  0
<INCOME-PRETAX>                                  (800)
<INCOME-TAX>                                        0
<INCOME-CONTINUING>                                 0
<DISCONTINUED>                                      0
<EXTRAORDINARY>                                     0
<CHANGES>                                           0
<NET-INCOME>                                     (800)
<EPS-PRIMARY>                                   (.001)
<EPS-DILUTED>                                   (.001)