Form 10KSB
period 2002-12-31
INVESTORS FINANCE INC
filed 2003-04-01
CIK 52268

<PERIOD>     12/31/02
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)

		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year beginning January 1, 2001 and ending December 31, 2001


                     Commission file number: 0-2664


                        INVESTORS FINANCE, INC.
     ( Exact name of small business issuer as specified in its charter)
                         ___________________

              HAWAII                                    99-0112763
	(State or other jurisdiction of			(I.R.S. Employer
	incorporation or organization)			Identification No.)

        345 QUEEN STREET, SUITE 900, HONOLULU, HAWAII     96813
	(Address of principal executive offices)	(Zip Code)

               Issuer's telephone number: (808) 791-6830
                         ___________________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Issuer's revenues for its most recent fiscal year: ($29,065)

Aggregate market value of the issuer's common stock held by non-affiliates as of December 31, 2001: $0

Number of shares outstanding of the issuer's common stock as of December 31, 2001: 5,000,000.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

            Transitional Small Business Disclosure Format (check one):

                            Yes [   ]  No [ X ]

PART I

Item 1.	Description of Business

General

Investors Finance, Inc. ("IFI" or the "Company") is a Hawaii corporation, licensed under the Hawaii Code of Financial Institutions to operate as a non-depository financial services loan company for the purposes of originating, selling, brokering and servicing of loans and extensions of credit.

The Company's corporate offices are located at 345 Queen Street, Suite 900, Honolulu, Hawaii 96813. The Company's phone number is 808-791-6830.

The financial statements presented herein have been prepared by management and to the best of our knowledge and belief correctly reflect the finanical condition of the Company as to December 31, 2003. The financial statements as such have not been audited nor have they been reviewed by a certified public accountant nor has such provided any opinion as to the correctness of the information contained therein. The Company intends to conduct an audit at such time as it has the financial resources to do so and will amend this filing when said audit is complete.



Development of Business

The Company was organized under the laws of the State of Hawaii on November 1, 1960.

Unable to operate at a profit, The Company closed its business from August 31, 1999 till May 9, 2002 at which time it engaged new executive management who initiated limited backroom activities preparatory to reentering the mortgage lending marketplace as an originator and broker of first and second mortgage loans. In the fourth quarter of 2003, IFI began offering mortgage loan origination and brokerage services to the public.

On October 23, 2002 the Division of Financial Institutions Department of Commerce and Consumer Affairs of the State of Hawaii granted the Company's application for a change in control of the Company. On December 17, 2002, the Company completed the change in control by the sale of 3,451,031 authorized common shares to The Giovanni V. Monaco and Gileeann M. Monaco Family Limited Partnership, a California limited partnership (the "Family Partnership") of which Michael S. Monaco (Company's Chief Executive Officer and Chairman) is a General Partner.


Business

The Company operates as a licensed financial services loan company primarily as an originator and broker of first and second mortgage loans. For approximately the two years prior to May, 2002, IFI did not conduct any activities under its license. Commencing with the employment of Mr. Monaco as chief executive officer on May 9, 2002, IFI began the process of reactivating its mortgage brokering and banking operations. IFI continues to examine other types of mortgage and consumer lending business to determine if those activities will benefit IFI and fit within its then current business plan.

IFI's operates as a traditional mortgage loan origination and brokerage business, which uses third-party mortgage brokers to originate first mortgage loans. IFI anticipates a transition to funding its home improvement loans by using a warehouse line of credit prior to the sale of the loans to investors in the secondary market.


Principal Products and Services

The principal services of the Company are the origination, brokerage and servicing of residential and commercial mortgages. However, since IFI may conduct other activities as it explores the profitable opportunity to conduct other activites authorized for a non-depository financial services loan company under Hawaii statute.

Competition

The financial services industry, including the Hawaiian markets in which the Company operates, is highly competitive. Competition is based on the type of loan, interest rates, and service. Traditional competitors in the financial services industry include commercial banks, credit unions, thrift institutions, credit card issuers, consumer and commercial finance companies, and leasing companies, many of which have considerably greater financial and marketing resources than the Company. Moreover, major brokerage firms, insurance companies, retailers and bank holding companies have formed substantial national financial services networks. Though the Company has only just reinitiated its loan origination and brokerage operations, it believes that it has the experienced executive management necessary to compete effectively in its markets by providing competitive services.

Consistent with the above characterization, the mortgage originating business in the State of Hawaii is very competitive. The Company faces significant competition in connection with its services, principally from national companies that focus their efforts on making mortgage loans to borrowers.
Many of these companies have considerably greater financial and marketing resources than the Company. Although these large national companies compete in the mortgage loan industry, this industry, as a whole, is highly fragmented and no one company has a significant share of the total mortgage loan market.


Government Approvals and Regulations

IFI is a Hawaiian corporation conducting business as licensed as a supervised lender under Chapter 412, Article 9, Part II of the Hawaiian Revised Statute. As such the Company's brokerage operations and such lending operations as it may engage in are subject to extensive local, state and federal regulations including, but not limited to, the following federal statutes and regulations promulgated thereunder: Title 1 of the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the "Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), the Home Mortgage Disclosure Act, the Fair Credit Reporting Act of 1970, as amended ("FCRA"), the Fair Debt Collection Practices Act, as amended, the Real Estate Settlement Procedures Act ("RESPA") and the National Housing Act, as amended. In addition, the Company is subject to state laws and regulations, including those with respect to the amount of interest and other charges that lenders can collect on loans (e.g., usury laws).

Mortgage lending laws place limitations on the amount, duration and charges for various categories of loans, require adequate disclosure of certain contract terms and place limitations on certain collection practices and creditor remedies. Many states, including Hawaii, have usury laws that limit interest rates, although the limits generally are considerably higher than current interest rates charged by the Company. State regulatory authorities may conduct audits of the books, records and practices of the Company's operations. The Company is licensed to do business in each state in which it does business and in which such licensing is required and believes it is in compliance in all material respects with these regulations.

The Company's mortgage loan origination activities are subject to TILA.
TILA contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three-day right to cancel certain credit transactions, including any refinanced mortgage or junior Mortgage Loan on a consumer's primary residence. The Company believes that it is in substantial compliance in all material respects with TILA.

The Company is also required to comply with the ECOA, which, in part, prohibits creditors from discriminating against applicants on the basis of race, religion, national origin, sex, age or marital status. ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants who are turned down for credit of the reasons therefor. In instances where a loan applicant is denied credit, or the rate or charge for a loan is increased as a result of information obtained from a consumer credit agency, another statute, the FCRA, requires the lender to supply the applicant with the name, address and phone number of the reporting agency. RESPA was enacted to provide consumers with more effective advance disclosures about the nature and costs of the settlement process, and to eliminate kickbacks or referral fees that raised the costs of settlement services. RESPA applies to virtually all mortgages on residential real property that is designed principally for occupancy of one to four families. Specific disclosures mandated by RESPA include, without limitation, estimates of closing costs, transfers of servicing, affiliated business arrangements and other settlement information.

   In the opinion of management, existing statutes and regulations have not had a materially adverse effect on the business done by the Company. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon the future business, financial condition or prospects of the Company.

The Company believes that it is in substantial compliance with state and federal laws and regulations governing its lending activities. However, there can be no assurance that the Company will not inadvertently violate one or more of such laws and regulations. Such violations may result in actions for damages, claims for refunds of payments made, certain fines and penalties, injunctions against certain practices, and the potential forfeiture of rights to repayment of loans. Further adverse changes in the laws or regulations to which the Company's business is subject, or in the interpretation thereof, could have a material adverse effect on the Company's business.


Employees

At December 31, 2002, the Company employed a total of 2 full-time equivalent employees.


Directors, Executive officers and Significant Employees

NAME			      AGE	POSITION
Michael S. Monaco	 38	Chief Executive Officer, Director
Wade Richardson		 62	President, Director
Alexis J. Burke		 29	Secretary, Director
Richard R. Weaver	 50	Chief Financial Officer, Treasurer



Item 3.	Legal Proceedings

Currently the Company is engaged in no litigation and to the best of its knowledge has no pending or threatened litigation. However, from time to time, the Company is involved in litigation in the ordinary course of its business. As a result of legal defenses and insurance arrangements, the Company does not believe that any such litigation, if decided unfavorably to the Company, would have a material adverse effect on its business or assets.

In 2002, the Company received a favorable ruling in litigation brought against it by a former broker client. Subsequent to the ruling, a mutual release was executed resolving all issues and settling all pending disputes between the parties without compensation to either complainant thereby resolving the single outstanding legal action from prior periods.

Further, to the knowledge of management, no director, officer, affiliate or holder of record or beneficial owner of more than %5 of the common voting stock of the Company is a party adverse to the Company or has a material adverse interest to the any proceeding.


Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the year ended December 31, 2002.


Beneficial Ownership of Directors and Officers

NAME			     POSITION                              # OF SHARES
Michael S. Monaco	Chief Executive Officer, Director	3,451,031*
Wade Richardson		President, Director			166,387
Richard R. Weaver	Chief Financial Officer, Treasurer	0
Alexis J. Burke		Secretary				0

*On December 17, 2002, 3,451,031 authorized common shares were purchased by The Giovanni V. Monaco and Gileeann M. Monaco Family Limited Partnership, a California limited partnership (the "Family Partnership") of which Michael
S. Monaco (Company's Chief Executive Officer and Chairman) is a General
Partner.


PART II

ITEM 1.	Market Price and Dividends on the Company's Equity
        and other Shareholder Matters.

Item 5. Market Information

There has been no secondary market trading activity in the Company's common stock during the year 2002. According to the marketmaker, Abel Benke Securities, who did not execute any trades during 2002, the last known bid was $0.03 per share.

On December 17, 2002, The Giovanni V. Monaco and Gileeann M. Monaco Family Limited Partnership, a California limited partnership (the "Family Partnership") of which Michael S. Monaco (Company's Chief Executive Officer and Chairman) is a General Partner, purchased 3,451,031 common shares directly from the Company for a consideration of $1,450,000 in cash, tangible and intangible assets resulting in a per share purchase price of approximately $0.42 per share.

At December 31, 2002, the number of shareholders of record was approximately 1,021.

The Company has not paid dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.


Item 6. Plan of Operations

The Company plans to continue to deliver its current principal services of the origination, brokerage and servicing of residential and commercial mortgages. In addition, IFI may conduct other activities as it explores the profitable opportunity to operate using its license as a non-depository financial services loan company under Hawaii statute.


Item 7. Financial Statments

The Company has insufficient funds available for audited financial statements. The financial statements presented herein have been prepared by management and to the best of our knowledge and belief correctly reflect the finanical condition of the Company as to December 31, 2003. The financial statements as such have not been audited nor have they been reviewed by a certified public accountant nor has such provided any opinion as to the correctness of the information contained therein. The Company intends to conduct an audit at such time as it has the financial resources to do so and will amend this filing when said audit is complete.



<ARTICLE> 5

<PERIOD-TYPE>                   12-MOS
<FISCAL-YEAR-END>                          DEC-31-2002
<PERIOD-END>                               DEC-31-2002
<CASH>                                         19,771
<SECURITIES>                                        0
<RECEIVABLES>                                 107,598
<ALLOWANCES>                                  (12,000)
<INVENTORY>                                         0
<CURRENT-ASSETS>                              115,369
<PP&E>                                        152,014
<DEPRECIATION>                                    (72)
<TOTAL-ASSETS>                              1,467,311
<CURRENT-LIABILITIES>                          18,870
<BONDS>                                             0
<PREFERRED-MANDATORY>                               0
<PREFERRED>                                         0
<COMMON>                                    2,822,303
<RETAINED-EARNINGS>                        (1,373,862)
<TOTAL-LIABILITY-AND-EQUITY>                1,467,311
<SALES>                                        34,171
<TOTAL-REVENUES>                               34,171
<CGS>                                               0
<TOTAL-COSTS>                                (146,126)
<OTHER-EXPENSES>                                    0
<LOSS-PROVISION>                                    0
<INTEREST-EXPENSE>                                  0
<INCOME-PRETAX>                              (111,955)
<INCOME-TAX>                                        0
<INCOME-CONTINUING>                                 0
<DISCONTINUED>                                      0
<EXTRAORDINARY>                                82,890
<CHANGES>                                           0
<NET-INCOME>                                  (29,065)
<EPS-BASIC>                                     (0.0058)
<EPS-DILUTED>                                   (0.0058)



Item 8.	Changes in and Disagreements with Accountants

The Company did not change nor have any disagreements with its principal accountants.


Part III

Item 9.

Item 10. Executive Compensation

Michael S. Monaco	Chief Executive Officer, Director	$9,000*
Wade Richardson		President, Director			$0
Richard R. Weaver	Chief Financial Officer, Treasurer	$7,500
Alexis J. Burke		Secretary				$14,925**

*Mr. Monaco has an Employment Agreement (the "Agreement") with the Company executed July 15, 2002 that entitles him to a base annual salary of $250,000 and such bonus as may be determined at the discretion of the Board of Directors. The compensation paid to Mr. Monaco in the year 2002 as disclosed above is consistent with Section 3.4 of the Agreement whereby the Executive waives payment of direct and indirect compensation until such time as financial resources of the Company are sufficient to initiate said compensation as determined at the sole discretion of Mr. Monaco. Mr. Monaco forewent $105,586 in direct compensation during the year 2002.

** Ms. Burke serves as Secretary and Director of the Company as well as functioning as an independent contractor providing certain marketing and related services in the State of Hawaii.

The Company has no indirect compensation plans nor does it provide other employee benefits.


Item 11. Beneficial Ownership of Directors and Officers

Michael S. Monaco	Chief Executive Officer, Director	3,451,031*
Wade Richardson		President, Director			  166,387
Richard R. Weaver	Chief Financial Officer, Treasurer	        0
Alexis J. Burke		Secretary				        0

*On December 17, 2002, 3,451,031 authorized common shares were purchased by The Giovanni V. Monaco and Gileeann M. Monaco Family Limited Partnership, a California limited partnership (the "Family Partnership") of which Michael
S. Monaco (Company's Chief Executive Officer and Chairman) along with his wife, Wendy Monaco, is a General Partner.


Item 12 Certain Relationships and Related Transactions

On December 17, 2002, 3,451,031 authorized common shares were purchased by The Giovanni V. Monaco and Gileeann M. Monaco Family Limited Partnership, a California limited partnership (the "Family Partnership") of which Michael
S. Monaco (Company's Chief Executive Officer and Chairman) is a General Partner.

Alexis J. Burke serves as Secretary of the Company as well as functioning as an independent contractor providing certain marketing and related services in the State of Hawaii.


Item 13.	Reports on 8-K

Changes in Control of Registrant

On October 23, 2002 the Division of Financial Institutions Department of Commerce and Consumer Affairs of the State of Hawaii granted the Company's application for a change in control of the Company. On December 17, 2002, the Company completed the change in control by the sale of 3,451,031 authorized common shares to The Giovanni V. Monaco and Gileeann M. Monaco Family Limited Partnership, a California limited partnership (the "Family Partnership"), of which Michael S. Monaco (Company's Chief Executive Officer and Chairman) is a General Partner.

The Family Partnership purchased and now holds a total of 69.02% of the total common shares outstanding for a consideration of $1,450,000 consisting of $100,000 in cash, tangible and intangible assets as set forth below:

INTANGIBLE ASSETS

	http://www.2cap.com

	2cap website architecture

	2cap sub-domain architecture

	2cap data-base architecture

	2cap origination system

	2cap auto disclose

	2cap submit one

	http:/www.2cap.net

An exclusive royalty free license in perpetuity granted by inventor Michael S. Monaco to the Company, to utilize the intangible assets and intellectual property: proprietary software know as 2cap or 2cap-IAS (the system)

	Intellectual property of 2cap or 2cap-IAS (the system)

	Proprietary software of 2cap or 2cap-IAS (the system)

	Trademarks and Copyrights to 2cap or 2cap-IAS (the system)

	Assignment of licenses held on behalf of operating software

	www.investorsfinance.net

	www.ohanafinance.com

	www.ohanafinance.net <http://www.ohanafinance.net>

	Business Plans for conducting a mortgage banking and lending business throughout the United States, and access to all of purchaser's prospective mortgage lenders, investors, independent mortgage brokers and their current and potential customers.

TANGIBLE ASSETS

	2cap computer server

	2cap DNS computer server

San Diego; 12 Computer Workstations, 3 printers, 2 fax machines,
2 printers, 2 copiers, 2 fax machines

	Assorted office furniture in use
Miscellaneous office equipment and supplies in use

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investors Finance, Inc.
(Registrant)

By /s/ Richard R. Weaver
   -----------------------------------
   Chief Financial Officer
   3/31/03




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Michael S. Monaco
   -----------------------------------
   Chief Executive Officer, Director
   3/31/03


By /s/ Wade Richardson
   -----------------------------------
   President, Director
   3/31/03


Certifications

I, Richard R. Weaver, certify that:

1. I have reviewed this annual report on Form 10-KSB of Investors Finance, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, however, as noted above, the financial statements presented herein have been prepared by management and to the best of our knowledge and belief correctly reflect the finanical condition of the Company as to December
21, 2003. The financial statements as such have not been audited nor have they been reviewed by a certified public accountant nor has such provided any opinion as to the correctness of the information contained therein.
The Company intends to conduct an audit at such time as it has the financial resources to do so and will amend this filing when said audit is complete;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have modified this certification from it's standard format in accordance with the above disclosure that the financial statements presented herein have been prepared by management and to the best of our knowledge and belief correctly reflect the finanical condition of the Company as to December 21, 2003. The financial statements as such have not been audited nor have they been reviewed by a certified public accountant nor has such provided any opinion as to the correctness of the information contained therein. The Company intends to conduct an audit at such time as it has the financial resources to do so and will amend this filing when said audit is complete;

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

/s/ Richard R. Weaver
-----------------------------------
Richard R. Weaver
Chief Financial Officer




Certifications

I, Richard R. Weaver, certify that:

1. I have reviewed this annual report on Form 10-KSB of Investors Finance, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, however, as noted above, the financial statements presented herein have been prepared by management and to the best of our knowledge and belief correctly reflect the finanical condition of the Company as to December
21, 2003. The financial statements as such have not been audited nor have they been reviewed by a certified public accountant nor has such provided any opinion as to the correctness of the information contained therein.
The Company intends to conduct an audit at such time as it has the financial resources to do so and will amend this filing when said audit is complete;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have modified this certification from it's standard format in accordance with the above disclosure that the financial statements presented herein have been prepared by management and to the best of our knowledge and belief correctly reflect the finanical condition of the Company as to December 21, 2003. The financial statements as such have not been audited nor have they been reviewed by a certified public accountant nor has such provided any opinion as to the correctness of the information contained therein. The Company intends to conduct an audit at such time as it has the financial resources to do so and will amend this filing when said audit is complete;

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

/s/ Michael S. Monaco
-----------------------------------
Michael S. Monaco
Chief Executive Officer, Director