Form 10QSB
period 2003-03-31
INVESTORS FINANCE INC
filed 2003-05-05
CIK 52268

<PERIOD>     03/31/03
              U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2003

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

                 Issuer's telephone number: (808)791-6830

___________________

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [   ] No[ x ]

Number of shares outstanding of the issuer's common stock as of March 31, 2003: 5,000,000

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ x ]

Part 1 - Financial Information

Item 1. Financial Statements

                        (UNAUDITED)

<PERIOD-TYPE>                   3-MOS
<FISCAL-YEAR-END>                          DEC-31-2003
<PERIOD-END>                               MAR-31-2003
<CASH>                                      26,290.96
<SECURITIES>                                        0
<RECEIVABLES>                               82,887.78
<ALLOWANCES>                                  (12,000)
<INVENTORY>                                         0
<CURRENT-ASSETS>                            97,178.74
<PP&E>                                   1,355,762.39
<DEPRECIATION>                             (15,144.34)
<TOTAL-ASSETS>                           1,437,796.79
<CURRENT-LIABILITIES>                       35,491.41
<BONDS>                                             0
<PREFERRED-MANDATORY>                               0
<PREFERRED>                                         0
<COMMON>                                 2,822,303.00
<OTHER-SE>                                          0
<RETAINED EARNINGS>                     (1,419,997.62)
<TOTAL-LIABILITY-AND-EQUITY>             1,437,796.79
<SALES>                                    137,453.35
<TOTAL-REVENUES>                           137,453.35
<CGS>                                               0
<TOTAL-COSTS>                               51,493.12
<OTHER-EXPENSES>                           130,496.96
<LOSS-PROVISION>                                    0
<INTEREST-EXPENSE>                                  0
<INCOME-PRETAX>                            (44,536.73)
<INCOME-TAX>                                (1,600.00)
<INCOME-CONTINUING>                                 0
<DISCONTINUED>                                      0
<EXTRAORDINARY>                                     0
<CHANGES>                                           0
<NET-INCOME>                               (46,136.73)
<EPS-PRIMARY>                                 (0.0092)
<EPS-DILUTED>                                 (0.0092)

Item 2. Plan of Operations

The Company plans to continue to deliver its current principal services of the origination, brokerage and servicing of residential and commercial mortgages. In addition, IFI may conduct other activities as it explores the profitable opportunity to operate using its license as a non-depository financial services loan company under Hawaii statute.

Item 3. Controls and Procedures

The financial statements, and other financial information included in this quarterly report, are believed to fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report, however, the financial statements presented herein have been prepared by management and to the best of our knowledge and belief correctly reflect the financial condition of the Company as to March 31, 2003. The financial statements as such have not been audited nor have they been reviewed by a certified public accountant nor has such provided any opinion as to the correctness of the information contained therein.


PART II

Item 1. Legal Proceedings

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

Item 2. Changes In Securities (NONE)

Item 3. Defaults Upon Senior Securities (NONE)

Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted to a vote of security holders during the year ended December 31, 2002.

Item 5. Other Information (NONE)

Item 6. Exhibits and Reports on Form 8-K (NONE)


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        (Registrant)
                                        Investors Finance, Inc.

                                        By:   /s/ Michael S. Monaco
                                              ------------------------
                                              Michael S. Monaco,
                                              Chief Executive Officer




                                        By:   /s/ Wade Richardson
                                              ------------------------
                                              Wade Richardson,
                                              President




                                        By:    /s/ Richard R. Weaver
                                               ------------------------
                                               Richard R. Weaver,
                                               Chief Financial Officer

                                  CERTIFICATION

         I, Michael S. Monaco, certify that:

         1.	I have reviewed this quarterly report on Form 10-QSB of
         Investors Finance, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report, however, the financial statements presented herein have been prepared by management and to the best of our knowledge and belief correctly reflect the financial condition of the Company as to March 31, 2003. The financial statements as such have not been audited nor have they been reviewed by a certified public accountant nor has such provided any opinion as to the correctness of the information contained therein;


         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have modified this certification from it's standard format in accordance with the above disclosure that the financial statements presented herein have been prepared by management and to the best of our knowledge and belief correctly reflect the financial condition of the Company as to March 31, 2003. The financial statements as such have not been audited nor have they been reviewed by a certified public accountant nor has such provided any opinion as to the correctness of the information contained therein. The Company intends to conduct an audit at such time as it has the financial resources to do so and will amend this filing when said audit is complete; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 1, 2003            /s/ Michael S. Monaco
                              ----------------------------------------
                              Michael S. Monaco
                              Chief Executive Officer

                                  CERTIFICATION

         I, Wade Richardson, certify that:

         1.	I have reviewed this quarterly report on Form 10-QSB of
         Investors Finance, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report, however, the financial statements presented herein have been prepared by management and to the best of our knowledge and belief correctly reflect the financial condition of the Company as to March 31, 2003. The financial statements as such have not been audited nor have they been reviewed by a certified public accountant nor has such provided any opinion as to the correctness of the information contained therein;


         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have modified this certification from it's standard format in accordance with the above disclosure that the financial statements presented herein have been prepared by management and to the best of our knowledge and belief correctly reflect the financial condition of the Company as to March 31, 2003. The financial statements as such have not been audited nor have they been reviewed by a certified public accountant nor has such provided any opinion as to the correctness of the information contained therein. The Company intends to conduct an audit at such time as it has the financial resources to do so and will amend this filing when said audit is complete; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 1, 2003            /s/ Wade Richardson
                              ----------------------------------------
                              Wade Richardson
                              President

                                  CERTIFICATION

         I, Richard R. Weaver, certify that:

         1.	I have reviewed this quarterly report on Form 10-QSB of
         Investors Finance, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report, however, the financial statements presented herein have been prepared by management and to the best of our knowledge and belief correctly reflect the financial condition of the Company as to March 31, 2003. The financial statements as such have not been audited nor have they been reviewed by a certified public accountant nor has such provided any opinion as to the correctness of the information contained therein;


         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have modified this certification from it's standard format in accordance with the above disclosure that the financial statements presented herein have been prepared by management and to the best of our knowledge and belief correctly reflect the financial condition of the Company as to March 31, 2003. The financial statements as such have not been audited nor have they been reviewed by a certified public accountant nor has such provided any opinion as to the correctness of the information contained therein. The Company intends to conduct an audit at such time as it has the financial resources to do so and will amend this filing when said audit is complete; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 1, 2003          /s/  Richard R. Weaver
                            ------------------------------------------
                            Richard R. Weaver
                            Chief Financial Officer