Form 10KSB
period 2003-12-31
INVESTORS FINANCE INC
filed 2004-03-31
CIK 52268

12/31/03
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)

		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year beginning January 1, 2003 and ending December 31, 2003


                     Commission file number: 0-2664


                        INVESTORS FINANCE, INC.
     (Exact name of small business issuer as specified in its charter)
                         ___________________

              HAWAII                                    99-0112763
	(State or other jurisdiction of			(I.R.S. Employer
	incorporation or organization)			Identification No.)

        820 Mililani STREET, SUITE 300, HONOLULU, HAWAII     96813
	(Address of principal executive offices)	(Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Issuer's revenues for its most recent fiscal year: ($2,073,853.00)

Aggregate market value of the issuer's common stock held by non-affiliates as of December 31, 2003: $0

Number of shares outstanding of the issuer's common stock as of December 31, 2003: 5,000,000. However, as addressed further in item 4 below, the number of authorized shares is 9,000,000.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

            Transitional Small Business Disclosure Format (check one):

                            Yes [   ]  No [ X ]

PART I

Item 1.	Description of Business

General

Investors Finance, Inc. ("IFI" or the "Company") is a Hawaii corporation, licensed under the Hawaii Code of Financial Institutions to operate as a non-depository financial services loan company for the purposes of originating,selling, brokering and servicing of loans and extensions of credit.

The Company's corporate offices are located at 820 Mililani Street, Suite 300, Honolulu, Hawaii 96813. The Company's phone number is 808-533-7437.

The financial statements presented herein have been prepared by management and specifically by Richard Weaver, the Company's CFO throughout 2003. On February 27, 2004, during the preparation of this report, Mr. Weaver was terminated by management. On March 22, 2004, James M. Hester was appointed as the new CFO and he has reviewed, along with other members of management, the books and records of the Company, which were previously prepared by Mr. Weaver. To the best of our knowledge and belief, the financial statements presented herein correctly reflect the financial condition of the Company as of December 31, 2003. The financial statements as such have not been audited. However, after Mr. Weaver's departure, management retained the services of an independent certified public accountant for the purposes of preparing a compilation. The Company intends to conduct an audit at such time as it has the financial resources to do so and will amend this filing when said audit is complete.



Development of Business

The Company was organized under the laws of the State of Hawaii on November 1,1960.

In May 9, 2002, new executive management reestablished the Company and initiated limited backroom activities preparatory to reentering the mortgage lending marketplace as an originator and broker of first and second mortgage loans. In 2003, IFI began offering mortgage loan origina-tion and brokerage services to the public. IFI began operations in Hawaii and expanded its operations in California.

Business

The Company operates as a licensed financial services loan company primarily as an originator and broker of first and second mortgage loans. IFI continues to examine other types of mortgage and consumer lending business to determine if those activities will benefit IFI and fit within its business plan.


During 2003, the Company moved its main office from 345 Queen St., Ste. 900, Honolulu, HI 96813 to 820 Mililani St., Ste. 300, Honolulu, HI 96813.


IFI's California mortgage division is known as 'Ohana Finance and was initially established at 9750 Miramar Rd., Ste. 133, San Diego, Ca. 92126. On December 31, 2003, the Company moved its California office to its current location at 10080 Carroll Canyon Rd., San Diego, Ca. 92131.

Principal Products and Services

The principal services of the Company are the origination, brokerage and servicing of residential and commercial mortgages. However, IFI may conduct other activities as it explores the profitable opportunity to conduct other activities authorized for a non-depository financial services loan company under Hawaii statute.


Competition

The financial services industry, including the Hawaiian and California markets in which the Company primarily operates, is highly competitive. Competition is based on the type of loan, interest rates, and service. Traditional competitors in the financial services industry include comer-cial banks, credit unions, thrift institutions, credit card issuers, consu-mer and commercial finance companies, and leasing companies, many of which have considerably greater financial and marketing resources than the Company. Moreover, major brokerage firms, insurance companies, retailers and bank hold-ing companies have formed substantial national financial services networks. Though the Company has only just reinitiated its loan origination and broker-age operations, it believes that it has the experienced executive management necessary to compete effectively in its markets by providing competitive services.

Consistent with the above characterization, the mortgage originating business in the States of Hawaii and California is very competitive. The Company faces significant competition in connection with its services, principally from national companies that focus their efforts on making mortgage loans to borrowers. Many of these companies have considerably greater financial and marketing resources than the Company. Although these large national companies compete in the mortgage loan industry, this industry, as a whole, is highly fragmented and no one company has a significant share of the total mortgage loan market.


Government Approvals and Regulations

IFI is a Hawaiian corporation conducting business as a licensed supervised lender under Chapter 412, Article 9, Part II of the Hawaiian Revised Statutes. As such the Company's brokerage operations and such lending operations as it may engage in are subject to extensive local, state and federal regulations including, but not limited to, the following federal statutes and regulations promulgated thereunder: Title 1 of the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the "Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974,as amended ("ECOA"), the Home Mortgage Disclosure Act, the Fair
Credit Reporting Act of 1970, as amended ("FCRA"), the Fair Debt Collection Practices Act, as amended, the Real Estate Settlement Procedures Act ("RESPA") and the National Housing Act, as amended. In addition, the Company is subject to state laws and regulations, including those with respect to the amount of interest and other charges that lenders can collect on loans (e.g., usury laws).

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

The Company's mortgage loan origination activities are subject to TILA.
TILA contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to com-pare credit terms. TILA also guarantees consumers a three-day right to cancel certain credit transactions, including any refinanced mortgage or junior Mortgage Loan on a consumer's primary residence. The Company believes that it is in substantial compliance in all material respects with TILA.

The Company is also required to comply with the ECOA, which, in part, prohibits creditors from discriminating against applicants on the basis of race,religion, national origin, sex, age or marital status. ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights And requires lenders to advise applicants who are turned down for credit of The reasons therefor. In instances where a loan applicant is denied credit, or the rate or charge for a loan is increased as a result of information obtained from a consumer credit agency, another statute, the FCRA, requires the lender to supply the applicant with the name, address and phone number of the reporting agency. RESPA was enacted to provide consumers with more effective advance disclosures about the nature and costs of the settlement process, and to eliminate kickbacks or referral fees that raised the costs of settlement services. RESPA applies to virtually all mortgages on resi-dential real property that is designed principally for occupancy of one to four families. Specific disclosures mandated by RESPA include, without limitation, estimates of closing costs, transfers of servicing, affiliated business arrangements and other settlement information.

In the opinion of management, existing statutes and regulations have not had a materially adverse effect on the business done by the Company. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon the future business, financial condition or prospects of the Company.

The Company believes that it is in compliance with state and federal laws and regulations governing its lending activities. However, there can be no assurance that the Company will not inadvertently violate one or more of such laws and regulations. Such violations may result in actions for damages, claims for refunds of payments made, certain fines and penalties, injunctions against certain practices, and the potential forfeiture of rights to repay-ment of loans. Further adverse changes in the laws or regulations to which the Company's business is subject, or in the interpretation thereof, could have a material adverse effect on the Company's business.

Employees

At December 31, 2003, the Company employed a total of 53 full-time equiva-lent employees.

Directors, Executive officers and Significant Employees

As of December 31, 2003, the directors and officers were as follows:

NAME			      AGE	POSITION

Michael S. Monaco	 	 39	Chief Executive Officer, Director
Wade Richardson		 63	President, Director
Richard R. Weaver	 	 51	Chief Financial Officer/Secretary



Item 3.	Legal Proceedings

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

Further, to the knowledge of management, no director, officer, affiliate or holder of record or beneficial owner of more than 5% of the common voting stock of the Company is a party adverse to the Company or has a material adverse interest in any proceeding.


Item 4. Submission of Matters to a Vote of Security Holders.

In September, 2003, the following matters were submitted to a vote of secur-ity holders which resulted in the following corporate resolutions:

a. Article V, Sec. 2 of the Articles of Association of the Company was amended to lower the number of members of the Board of Directors from five to two.
b. The number of authorized common shares of stock was increased from 5,000,000 to 9,000,000.
c. The Board of Directors was authorized to develop and implement a performance based compensation plan for senior executives.
d. The Board of Directors was authorized to develop and implement a stock option compensation plan for senior executives.
e. The Board of Directors was authorized to develop and implement a stock option compensation plan for employees.
f. As a result of certain senior executives working for either no or little compensation, those executives were authorized to receive shares of common stock in lieu of monetary compensation as follows:
 		Michael Monaco			1,000,000 shares
		Richard Weaver 			  300,000 shares
		Wade Richardson			   50,000 shares
		Frank Asaro				   50,000 shares
As indicated above, however, the increased number of shares that were author-ized in accordance with Item 4b were not issued.
g. The Board of Directors was authorized to select, appoint and pay indepen-dent auditors to perform an audit of the Company's books and records.
h. It was requested that the Board of Directors review the potential for a future declaration of payment of a dividends to shareholders of common stock.



Beneficial Ownership of Directors and Officers

NAME			     POSITION                              # OF SHARES
Wade Richardson		President, Director			  166,387*

*As stated in Item 4b and 4f above, additional shares of stock were author-ized and were to be issued to Mr. Richardson and others. However, these shares were never issued.

PART II

Market Price and Dividends on the Company's Equity and other Shareholder Matters.

Item 5. Market Information

There has been no secondary market trading activity in the Company's common stock during the year 2003 that the company is aware of. IFI does not have a market maker currently and no trades were executed during 2003.

At December 31, 2003, the number of shareholders of record was approximately 1,021.

The Company has not paid dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Item 6. Plan of Operations

The Company plans to continue to deliver its current principal services of The origination, brokerage and servicing of residential and commercial mortgages. In addition, the Company may conduct other activities as it explores the profitable opportunity to operate using its license as a non-depository financial services loan company under Hawaii statute.



Item 7. Financial Statements

The Company has retained the services of an independent certified public accountant for the purposes of preparing a compilation of the Company's books and records and anticipates having audited financial statements pre-pared when financially able to do so. The following figures were provided by management to the independent certified public accountant for the prepar-ation of a compilation.



<ARTICLE> 5

<PERIOD-TYPE>                   12-MOS
<FISCAL-YEAR-END>                          DEC-31-2003
<PERIOD-END>                               DEC-31-2003
<CASH>                                        596,445
<SECURITIES>                                        0
<RECEIVABLES>                                  62,283
<ALLOWANCES>                                  (12,000)
<INVENTORY>                                         0
<CURRENT-ASSETS>                              646,728
<PP&E>                                        169,066
<DEPRECIATION>                                (61,521)
<TOTAL-ASSETS>                              2,001,794
<CURRENT-LIABILITIES>                         639,522
<BONDS>                                             0
<PREFERRED-MANDATORY>                               0
<PREFERRED>                                         0
<COMMON>                                    2,822,303
<RETAINED-EARNINGS>                        (1,366,308)
<TOTAL-LIABILITY-AND-EQUITY>                1,362,272
<SALES>                                     2,073,853
<TOTAL-REVENUES>                            2,073,853
<CGS>                                               0
<TOTAL-COSTS>                              (2,167,576)
<OTHER-EXPENSES>                                    0
<LOSS-PROVISION>                                    0
<INTEREST-EXPENSE>                                  0
<INCOME-PRETAX>                               (92,123)
<INCOME-TAX>                                    (1600)
<INCOME-CONTINUING>                                 0
<DISCONTINUED>                                      0
<EXTRAORDINARY>                                     0
<CHANGES>                                           0
<NET-INCOME>                                  (93,723)
<EPS-BASIC>                                   (0.0187)
<EPS-DILUTED>                                 (0.0187)



Item 8.	Changes in and Disagreements with Accountants

The Company did not change nor have any disagreements with its principal accountants.

Part III

Item 9.

Item 10. Executive Compensation

Michael S. Monaco	Chief Executive Officer, Director	$83,331.31*
Wade Richardson	President, Director			$0
Richard Weaver	Chief Financial Officer, Treasurer	$74,412.98


*Mr. Monaco has an Employment Agreement (the "Agreement") with the Company that entitles him to a base annual salary significantly higher than the amount indicated above, as well as such bonus as may be determined at the discretion of the Board of Directors. In 2003, Mr. Monaco forewent the majority of his salary which was utilized instead for the operations and development of the Company.


The Company has no indirect compensation plans nor does it provide other employee benefits at this time.

Item 11. Beneficial Ownership of Directors and Officers

Wade Richardson	President, Director			  	    166,387*

*As stated in Item 4b and 4f above, additional shares of stock were author-ized and were to be issued to Mr. Richardson and others. However, these shares were never issued.

Item 12 Certain Relationships and Related Transactions

There are no certain relationships or related transactions to report.

Item 13.	Reports on 8-K

Changes in Control of Registrant

There were no changes in control of the registrant. There were no officers or directors that were added or terminated during 2003.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Investors Finance, Inc.
(Registrant)

By /s/ James M. Hester
    _______________________________
    	James M. Hester
        Chief Financial Officer

    March 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/  Michael S. Monaco
     _________________________________
     Michael S. Monaco
     Chief Executive Officer, Director

By  /s/  James M. Hester
    ____________________
    James M. Hester
    Chief Financial Officer


Certifications

I, Michael S. Monaco, the Chief Executive Officer and Board Member of Investors Finance, Inc.(the "Company"), hereby certify as follows:

1. To the best of my knowledge, the Company's Form 10-KSB for the period ended December 31, 2003(the "Report") fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated. However, as indicated above, the financial statements presented herein were initially prepared by Richard Weaver, the Company's CFO throughout 2003. On February 27, 2004, during the preparation of this report, Mr. Weaver was terminated by management. I temporarily assumed the role of CFO until March 22, 2004, when James M. Hester was appointed as the new CFO. I have reviewed, along with other members of management, the books and records of the Company, which were previously prepared by Mr. Weaver, and subsequent to Mr. Weaver's departure, the Company retained the services of a certified public accountant to pre-pare a compilation of the Company's books and records. To the best of our knowledge and belief, the financial statements presented herein correctly reflect the financial condition of the Company as of December 31, 2003. The financial statements as such have not been audited although the Company intends to conduct an audit at such time as it has the financial resources to do so and will amend this filing when said audit is complete.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made.

3. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated activ-ities, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

4. The registrant's other certifying officer and I have modified this certification from its standard format in accordance with the above dis-closure that the financial statements herein have been prepared by manage-ment and to the best of our knowledge and belief correctly reflect the financial condition of the Company as of December 31, 2003. The financial statements as such have not been audited, although they have been compiled by a certified public accountant The Company intends to conduct an audit at such time as it has the financial resources to do so and will amend this filing when said audit is complete.

5. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The foregoing certification is made solely for the purpose of complying with the Requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350) and may not be relied upon by anyone for any other purpose. The under signed expressly disclaims any undertaking to update such certifications except as required by law.


Date: March 30, 2004

/s/ Michael S. Monaco
-----------------------------------
Michael S. Monaco,
Chief Executive Officer


I, James M. Hester, the current Chief Financial Officer of Investors Finance, Inc.(the "Company"), hereby certify as follows:

1. To the best of my knowledge, the Company's Form 10-KSB for the period ended December 31, 2003(the "Report") fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated. However, as indicated above, the financial statements presented herein were initially prepared by Richard Weaver, the Company's CFO throughout 2003. On February 27, 2004, during the preparation of this report, Mr. Weaver was terminated by management. Chief Executive Officer Michael Monaco temporarily assumed the role of CFO until March 22, 2004 when I was appointed by the Board of Directors to serve in that position. I have reviewed, along with other members of management, the books and records of the Company, which were previously prepared by Mr. Weaver, and subsequent to Mr. Weaver's departure, the Company retained the services of a certified public accountant to prepare a compilation of the Company's books and records. To the best of our knowledge and belief, the financial statements presented herein correctly reflect the financial condition of the Company as of December 31, 2003. The financial statements as such have not been audited, although the Company intends to conduct an audit at such time as it has the financial resources to do so and will amend this filing when said audit is complete.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made.

3. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consoli-dated activities, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

4. The registrant's other certifying officer and I have modified this certification from its standard format in accordance with the above dis-closure that the financial statements herein have been prepared by manage-ment and to the best of our knowledge and belief correctly reflect the financial condition of the Company as of December 31, 2003. The financial statements as such have not been audited, although they have been compiled by a certified public accountant. The Company intends to conduct an audit at such time as it has the financial resources to do so and will amend this filing when said audit is complete.

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The foregoing certification is made solely for the purpose of complying with the Requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350) and may not be relied upon by anyone for any other purpose. The under signed expressly disclaims any undertaking to update such certifications except as required by law.


Date: March 30, 2004

/s/ James M. Hester
-----------------------------------
James M. Hester
Chief Financial Officer