Form 10QSB
period 2003-06-30
INVESTORS FINANCE INC
filed 2004-04-01
CIK 52268

<PERIOD>     06/30/03
              U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

	For the transition period from __________ to __________

                      Commission file number: 0-2664

                       INVESTORS FINANCE, INC.
   (Exact name of small business issuer as specified in its charter)
                        ___________________

		Hawaii				   99-0112763
	(State or other jurisdiction of		(I.R.S. Employer
	incorporation or organization)		Identification No.)

	820 Mililani, Suite 300, Honolulu, Hawaii	96813
	(Address of principal executive offices)	(Zip Code)

                 Issuer's telephone number: (808)533-7437

___________________

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [   ] No[ x ]

Number of shares outstanding of the issuer's common stock as of June 30, 2003: 5,000,000

Transitional Small Business Disclosure Format (check one): Yes [ ]No[x]

Part 1 - Financial Information

Item 1. Financial Statements

                        (UNAUDITED)

<PERIOD-TYPE>                                  3-MOS
<FISCAL-YEAR-END>                          DEC-31-2003
<PERIOD-END>                               JUN-30-2003
<CASH>                                          41,135
<SECURITIES>                                        0
<RECEIVABLES>                                  76,696
<ALLOWANCES>                                  (12,000)
<INVENTORY>                                         0
<CURRENT-ASSETS>                              105,831
<PP&E>                                        152,015
<DEPRECIATION>                                (30,216)
<TOTAL-ASSETS>                               1,434,807
<CURRENT-LIABILITIES>                           32,560
<BONDS>                                             0
<PREFERRED-MANDATORY>                               0
<PREFERRED>                                         0
<COMMON>                                    2,822,303
<OTHER-SE>                                          0
<RETAINED EARNINGS>                        (1,366,308)
<TOTAL-LIABILITY-AND-EQUITY>                1,434,807
<SALES>                                       201,245
<TOTAL-REVENUES>                              201,245
<CGS>                                               0
<TOTAL-COSTS>                                 253,393
<OTHER-EXPENSES>                                    0
<LOSS-PROVISION>                                    0
<INTEREST-EXPENSE>                                  0
<INCOME-PRETAX>                               (52,148)
<INCOME-TAX>                                    (1600)
<INCOME-CONTINUING>                                 0
<DISCONTINUED>                                      0
<EXTRAORDINARY>                                     0
<CHANGES>                                           0
<NET-INCOME>                                  (53,748)
<EPS-PRIMARY>                                 (0.0107)
<EPS-DILUTED>                                 (0.0107)


Item 2. Plan of Operations

The Company is a Hawaiian corporation licensed under the Hawaiian Code of
 Financial Institutions to operate as a non-depository financial services loan company for the purposes of originating, brokering and servicing of loans and extensions of credit. During the time period of this report, the Company continued to deliver its principal services of the origination, brokerage and servicing of residential and commercial mortgages from its offices in Hawaii at 345 Queen St, Ste. 900, Honolulu, HI 96813. At the close of the time period of this report, the Company had applied for a license to operate a branch office in California. In addition, IFI continued to explore other profitable opportunities to utilize its license as a non-depository financial services loan company under Hawaiian law.


Item 3. Controls and Procedures

The financial statements, and other financial information included in this quarterly report, are believed to fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report. However, the Company's Chief Financial Officer during the period of this report apparently failed to file the report timely and was term-inated by management. Subsequent to the former CFO's termination, manage-ment retained the services of an independent certified public accountant to prepare a compilation of its books and records and, although this report is not timely, to the best of our knowledge and belief, it correctly reflects the financial condition of the Company as to June 30, 2003. While the finan-cial statements have not been audited, the Company anticipates having audit-ed financial statements prepared when it is financially able to do so.

PART II

Item 1. Legal Proceedings

The Company engaged in no litigation during the time period of this report.
 However, from time to time, the Company is involved in litigation in the ordinary course of its business. As a result of legal defenses and insur ance arrangements, the Company does not believe that any such litigation, if decided unfavorably to the Company, would have a material adverse effect on its business or assets.

Further, to the knowledge of management, no director, officer, affiliate or holder of record or beneficial owner of more than 5% of the common voting stock of the Company is, or was, a party adverse to the Company or has or had a material adverse interest in any proceeding.

Item 2. Changes In Securities.  (None)

Item 3. Defaults Upon Senior Securities. (NONE)

Item 4. Submission of Matters to a Vote of Security Holders. (None)

Item 5. Other Information

On April 4, 2003, Richard R. Weaver was appointed by the Company's Board of Directors to fill the position of Secretary of the Corporation to fill the position previously held by Alexis Burke.

Item 6. Exhibits and Reports on Form 8-K (NONE)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        (Registrant)
                                        Investors Finance, Inc.

                                        By:   /s/ James M. Hester
                                              ------------------------
                                              James M. Hester,
                               Chief Financial Officer





CERTIFICATION

         I, Michael S. Monaco, the Chief Executive Officer and Board Member of Investors Finance, Inc. certify as follows:

1.	I have reviewed this quarterly report on Form 10-QSB of
Investors Finance, Inc.;

2. Based on my knowledge, this quarterly report, while untimely, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report. After the termination of the Company's CFO during the time period of this report, management retained the services of a certi-fied public accountant to prepare a compilation of its books and records. To the best of our knowledge and belief, this report correctly reflects the financial condition of the Company as to June 30, 2003. While the financial statements have not been audited, the Company anticipates having audited financial statements prepared when it is financially able to do so.

4. The registrant's other certifying officer and I are respon-sible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

                  c) presented in this quarterly report our conclusions
	    about the effectiveness of the disclosure controls and pro-cedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could have significantly affect-ed internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

			          /s/ Michael S. Monaco
                              ----------------------------------------
                              Michael S. Monaco
                              Chief Executive Officer
                              CERTIFICATION

         I, James M. Hester, the current Chief Financial Officer of Investors Finance, Inc., certify as follows:

1. I have reviewed this quarterly report on Form 10-QSB of Investors Finance, Inc.;

2. Based on my knowledge, this quarterly report, while untimely, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report. After the termination of the Company's CFO during the time period of this report, at which point it was discovered that this report had apparently not been timely filed, management retained the serv-ices of a certified public accountant to prepare a compilation of its books and records. I was appointed on March 22, 2004 by the Board of Directors to serve as the new Chief Financial Officer and to the best of my knowledge and belief, this report correctly reflects the financial condition of the Company as to June 30, 2003. While the financial statements have not been audited, the Company anticipates having audited financial statements pre-pared when it is financially able to do so.

3. The registrant's other certifying officer and I are respon-sible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

		a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

		c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and pro-cedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could have significantly affected internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

			            /s/ James M. Hester
                              ----------------------------------------
                              James M. Hester, Chief Financial Officer