Form 10QSB
period 2003-09-30
INVESTORS FINANCE INC
filed 2004-04-02
CIK 52268

<PERIOD>     09/30/03
              U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

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

Number of shares outstanding of the issuer's common stock as of September 30, 2003: 5,000,000. However, the number of authorized shares of common stock was increased during September, 2003 to 9,000,000, although these additional shares were not issued.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

Part 1 - Financial Information

Item 1. Financial Statements

                        (UNAUDITED)

<PERIOD-TYPE>                                  3-MOS
<FISCAL-YEAR-END>                          DEC-31-2003
<PERIOD-END>                               SEP 30-2003
<CASH>                                         358,317
<SECURITIES>                                        0
<RECEIVABLES>                                  61,228
<ALLOWANCES>                                  (12,000)
<INVENTORY>                                         0
<CURRENT-ASSETS>                              407,545
<PP&E>                                        152,015
<DEPRECIATION>                                (45,387)
<TOTAL-ASSETS>                              1,727,208
<CURRENT-LIABILITIES>                         231,280
<BONDS>                                             0
<PREFERRED-MANDATORY>                               0
<PREFERRED>                                         0
<COMMON>                                    2,822,300
<OTHER-SE>                                          0
<RETAINED EARNINGS>                       (1,366,308)
<TOTAL-LIABILITY-AND-EQUITY>                1,727,208
<SALES>                                       926,745
<TOTAL-REVENUES>                              926,745
<CGS>                                               0
<TOTAL-COSTS>                                 885,288
<OTHER-EXPENSES>                                    0
<LOSS-PROVISION>                                    0
<INTEREST-EXPENSE>                                  0
<INCOME-PRETAX>                                41,533
<INCOME-TAX>                                     1600
<INCOME-CONTINUING>                                 0
<DISCONTINUED>                                      0
<EXTRAORDINARY>                                     0
<CHANGES>                                           0
<NET-INCOME>                                   39,933
<EPS-PRIMARY>                                 (0.0080)
<EPS-DILUTED>                                 (0.0080)

Item 2. Plan of Operations

The Company is a Hawaiian corporation licensed under the Hawaiian Code of Financial Institutions to operate as a non-depository financial services loan company for the purposes of originating, brokering and servicing of loans and extensions of credit. In July, 2003 the Company was granted a license to operate a branch office at 9750 Miramar Road, Suite 133, San Diego, CA 92126. During the time period of this report, the Company continued to deliver its principal services of the origination, brokerage and servicing of residential and commercial mortgages from its offices in Hawaii at 345 Queen St, Ste. 900, Honolulu, HI 96813 as well as the newly licensed branch office in California. In addition, IFI continued to explore other profitable opportunities to utilize its license as a non-depository financial services loan company under Hawaiian law.


Item 3. Controls and Procedures

The financial statements, and other financial information included in this quarterly report, are believed to fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report. However, the Company's Chief Financial Officer during the period of this report apparently failed to file it timely and was terminated. Subsequent to his departure, management retained the services of an independent certified public accountant to prepare a compilation of the Company's books and records and although this report is not timely, to the best of our knowledge and belief, it correctly reflects the financial condition of the Company as to September 30,2003. While the financial statements have not been audited, the Company anticipates having audited financial statements prepared when it is financially able to do so.

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

Item 2. Changes In Securities. As addressed in greater detail in Item 4 below, an additional four million shares of stock were authorized by the Board of Directors but were never issued.

Item 3. Defaults Upon Senior Securities (NONE)

Item 4. Submission of Matters to a Vote of Security Holders.
In September, 2003, the following matters were submitted to a vote of security holders which resulted in the following corporate resolutions:


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
 		Michael Monaco			1,000,000 shares
		Richard Weaver 			  300,000 shares
		Wade Richardson			   50,000 shares
		Frank Asaro				   50,000 shares
As indicated above, however, the increased number of shares that was authorized in accordance with Item 4b were not issued.
g. The Board of Directors was authorized to select, appoint and pay independent auditors to perform an audit of the Company's books and records.
h. It was requested that the Board of Directors review the potential for a future declaration of payment of a dividends to shareholders of common stock.

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report. After the termination by management of the Company's CFO during the time of this report, management retained the services of an independent certified public accountant to prepare a compilation of the Company's books and records. To the best of our knowledge and belief, this report correctly reflects the financial condition of the Company as of September 30, 2003. While the financial statements have not been audited, the Company anticipates having audited financial statements prepared when it is financially able to do so.


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


 			           /s/ Michael S. Monaco
                              ----------------------------------------
                              Michael S. Monaco
                              Chief Executive Officer






                                  CERTIFICATION

         I, James M. Hester, the current Chief Financial Officer and corporate secretary of Investors Finance, Inc. certify as follows:

         1.	I have reviewed this quarterly report on Form 10-QSB of
Investors Finance, Inc.;


   	 2. Based on my knowledge, this quarterly report, while untimely, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report. After the termination by management of the Company's CFO during the time of this report, management retained the services of an independent certified public accountant to prepare a compilation of the Company's books and records. To the best of our knowledge and belief, this report correctly reflects the financial condition of the Company as of September 30, 2003.
While the financial statements have not been audited, the Company anticipates having audited financial statements prepared when it is financially able to do so.


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



  				                /s/ James M. Hester
                              			----------------------------------------
						James M. Hester
						Chief Financial Officer