Form 10QSB
period 2004-03-31
INVESTORS FINANCE INC
filed 2004-05-13
CIK 52268

<PERIOD>     03/31/04
              U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004

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

Number of shares outstanding of the issuer's common stock as of March 31, 2004: 5,000,000. However, the number of authorized shares of common stock was increased during September, 2003 to 9,000,000, although these additional shares were not issued.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [x]

Part 1 - Financial Information

Item 1. Financial Statements

                        (UNAUDITED)

<PERIOD-TYPE>                                  3-MOS
<FISCAL-YEAR-END>                          DEC-31-2004
<PERIOD-END>                               MAR-31-2004
<CASH>                                       1,183,277
<SECURITIES>                                        0
<RECEIVABLES>                                   75,297
<ALLOWANCES>                                  (12,000)
<INVENTORY>                                         0
<CURRENT-ASSETS>                             1,246,574
<PP&E>                                        178,727
<DEPRECIATION>                                (77,472)
<TOTAL-ASSETS>                              2,595,211
<CURRENT-LIABILITIES>                       1,370,578
<BONDS>                                             0
<PREFERRED-MANDATORY>                               0
<PREFERRED>                                         0
<COMMON>                                 2,822,303.00
<OTHER-SE>                                          0
<RETAINED EARNINGS>                        (1,460,001)
<TOTAL-LIABILITY-AND-EQUITY>                2,595,211
<SALES>                                       807,756
<TOTAL-REVENUES>                              807,756
<CGS>                                               0
<TOTAL-COSTS>                                 849,547
<OTHER-EXPENSES>                                    0
<LOSS-PROVISION>                                    0
<INTEREST-EXPENSE>                                  0
<INCOME-PRETAX>                             (137,669)
<INCOME-TAX>                                        0
<INCOME-CONTINUING>                                 0
<DISCONTINUED>                                      0
<EXTRAORDINARY>                                     0
<CHANGES>                                           0
<NET-INCOME>                                (137,669)
<EPS-PRIMARY>                                 (0.0275)
<EPS-DILUTED>                                 (0.0275)

Item 2. Plan of Operations

The Company is a Hawaiian corporation licensed under the Hawaiian Code of Financial Institutions to operate as a non-depository financial services loan company for the purposes of originating, brokering and servicing of loans and extensions of credit. In July, 2003 the Company was granted a license to operate a branch office at 9750
Miramar Road, Suite 133, San Diego, CA 92126 and on
December 31, 2003 the Company moved to its current location, 10080 Carroll Canyon Rd., San Diego, Ca. 92131. During the time period of this report, the Company continued to deliver its principal services of the origination, brokerage and servicing of residential and commercial mortgages from its new offices in Hawaii at 820 Miliani St., Ste. 300, Honolulu, HI. 96813, having moved there during the time of this report from its old office at 345 Queen St, Ste. 900, Honolulu, HI 96813, as well as from the branch office in California. In addition, IFI continued to explore other profitable opportunities to utilize its license as a non-depository financial services loan company under Hawaiian law.


Item 3. Controls and Procedures

The financial statements, and other financial information included in this quarterly report, are believed to fairly present in all mater ial respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report. The Company's Chief Financial Officer during the firsttwo months of the first quarter was terminated by management on February 27, 2004. The Company appointed a new CFO on March 22, 2004. Management subsequently retained the services of a certified public accountant to prepare a compilation of its books and records and to the best of our knowledge and belief, this report correctly reflects the financial condition of the Company as of March 31, 2004. While the financial statements have not been audited, the Company anticipates having audited financial statements prepared when it is financially able to do so.

PART II

Item 1. Legal Proceedings

The Company engaged in no litigation during the time period of this report. However, from time to time, the Company is involved in liti-gation in the ordinary course of its business. As a result of legal defenses and insurance arrangements, the Company does not believe that any such litigation, if decided unfavorably to the Company, would have a material adverse effect on its business or assets.

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

Item 3. Defaults Upon Senior Securities (NONE)

a. Item 4. Submission of Matters to a Vote of Security Holders.
During the time period of this report, no matters were submitted to a vote of security holders.

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report. On February 27, 2004, the Company's Chief Financial Officer was terminated and a new CFO was appointed on March 22, 2004. Management subsequently retained the services of a certified public accountant to prepare a compilation of its books and records and to the best of our knowledge and belief, this report correctly reflects the financial condition of the Company as of March 31, 2004. While the financial statements have not been audited, the Company anticipates having audited financial statements prepared when it is financially able to do so.


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

                  b) evaluated the effectiveness of the registrant's
                90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

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


			            /s/ Michael S. Monaco
                              ----------------------------------------
                              Michael S. Monaco
                              Chief Executive Officer






                                  CERTIFICATION

         I, James M. Hester, the Chief Financial Officer and corporate secretary of Investors Finance, Inc. certify as follows:

         1.	I have reviewed this quarterly report on Form 10-QSB of Investors
Finance, Inc.;


   	 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this quarterly report;

	 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report. On February 27, 2004, the Company's Chief Financial Officer was terminated and I was appointed as the new CFO on March 22, 2004. Management subsequently retained the services of a certified public accountant to prepare a compilation of its books and records and to the best of our knowledge and belief, this report correctly reflects the financial condition of the Company as of March 31, 2004. While the financial statements have not been audited, the Company anticipates having audited financial statements prepared when it is financially able to do so.

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

         5. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could have significantly affected internal controls subsequent to the date of our most recent eval-uation, including any corrective actions with regard to significant deficiencies and material weaknesses.



				      	 /s/ James M. Hester
                       			 -----------------------------
				         James M. Hester
				         Chief Financial Officer