Form 10QSB
period 2004-06-30
INVESTORS FINANCE INC
filed 2004-08-02
CIK 52268

<PERIOD>     06/30/04
              U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004

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

Number of shares outstanding of the issuer's common stock as of March 31, 2004: 5,000,000 However, the number of authorized shares of common stock was increased during September, 2003 Annual Shareholders Meeting to 9,000,000.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ x ]

Part 1 - Financial Information

Item 1. Financial Statements

                        (UNAUDITED)

<PERIOD-TYPE>                                  3-MOS
<FISCAL-YEAR-END>                          DEC-31-2004
<PERIOD-END>                               JUN-30-2004
<CASH>                                         407,930
<SECURITIES>                                         0
<RECEIVABLES>                                   14,303
<ALLOWANCES>                                         0
<INVENTORY>                                          0
<CURRENT-ASSETS>                               431,757
<PP&E>                                         185,823
<DEPRECIATION>                                 (93,420)
<TOTAL-ASSETS>                               1,747,705
<CURRENT-LIABILITIES>                          664,364
<BONDS>                                              0
<PREFERRED-MANDATORY>                                0
<PREFERRED>                                          0
<COMMON>                                  2,822,303.00
<OTHER-SE>                                           0
<RETAINED EARNINGS>                        (1,738,962)
<TOTAL-LIABILITY-AND-EQUITY>                 1,747,705
<SALES>                                        920,603
<TOTAL-REVENUES>                               920,603
<CGS>                                                0
<TOTAL-COSTS>                                2,021,432
<OTHER-EXPENSES>                                     0
<LOSS-PROVISION>                                38,284
<INTEREST-EXPENSE>                                   0
<INCOME-PRETAX>                               (270,218)
<INCOME-TAX>                                         0
<INCOME-CONTINUING>                                  0
<DISCONTINUED>                                       0
<EXTRAORDINARY>                                 (8743)
<CHANGES>                                            0
<NET-INCOME>                                 (278,961)
<EPS-PRIMARY>                                  (0.033)
<EPS-DILUTED>                                  (0.033)

Item 2. Plan of Operations

The Company is a Hawaiian corporation licensed under the Hawaiian Code of Financial Institutions to operate as a non-depository financial services loan company for the purposes of originating, brokering and servicing of loans and extensions of credit. In July 2003 the Company was granted a license to operate a branch office at 9750 Miramar Road, Suite 133, San Diego, CA 92126 and on December 31, 2003 the Company moved to its current location, 10080 Carroll Canyon Rd., San Diego, Ca. 92131.
During the time period of this report, the Company continued to deliver its principal services of the origination, brokerage and servicing of residential and commercial mortgages from its offices in Hawaii at 820 Mililani St., Ste. 300, Honolulu, HI. 96813, as well as from the branch office in California. In addition,IFI continued to explore other profitable opportunities to utilize its license as a non-depository financial services loan company under Hawaiian law.


Item 3. Controls and Procedures

The financial statements, and other financial information included in this quarterly report, are believed to fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report. Management has retained the services of a certified public accountant to prepare a compilation of its books and records and to the best of our knowledge and belief; this report correctly reflects the financial condition of the Company as of June 30, 2004. While the financial statements have not been audited, the Company anticipates having audited financial statements prepared when it is financially able to do so.

PART II

Item 1. Legal Proceedings

The Company engaged in no litigation during the time period of this report other than a claim for damages it filed in San Diego Superior Court (Investors Finance, Inc. v. Aaron Prichard) in connection with losses allegedly sustained as a result of a former employee departing the company with company employees and customers. The case was pending during the period of this report.
Additionally, from time to time, the Company is involved in litigation in the ordinary course of its business. As a result of legal defenses and insurance arrangements, the Company does not believe that any such litigation, if decided unfavorably to the Company, would have a material adverse effect on its business or assets.

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report. Management retained the services of a certified public accountant to prepare a compilation of its books and records and to the best of our knowledge and belief, this report correctly reflects the financial condition of the Company as of June 30, 2004. While the financial statements have not been audited, the Company anticipates having audited financial statements prepared when it is financially able to do so.


         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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