Form 10QSB
period 2004-09-30
INVESTORS FINANCE INC
filed 2004-10-29
CIK 52268

<PERIOD>     09/30/04
              U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

	For the transition period from __________ to __________

                      Commission file number: 0-2664

                       INVESTORS FINANCE, INC.
   (Exact name of small business issuer as specified in its charter)
                        ___________________

		Hawaii				   99-0112763
	(State or other jurisdiction of		(I.R.S. Employer
	incorporation or organization)		Identification No.)

	820 Mililani, 3rd floor, Honolulu, Hawaii	96813
	(Address of principal executive offices)	(Zip Code)

                 Issuer's telephone number: (808)533-7437


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [   ] No[ x  ]

Number of shares outstanding of the issuer's common stock as of March 31, 2004: 5,000,000. However, the number of authorized shares of common stock was increased during September, 2003 to 9,000,000, although these additional shares were not issued at the close of the period ending.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ x ]

Part 1 - Financial Information



Item 1. Financial Statements







                        (UNAUDITED)

<PERIOD-TYPE>                                  3-MOS
<FISCAL-YEAR-END>                          DEC-31-2004
<PERIOD-END>                               SEPT-30-2004
<CASH>                                       1,728,340
<SECURITIES>                                         0
<RECEIVABLES>                                   48,090
<ALLOWANCES>                                         0
<INVENTORY>                                          0
<CURRENT-ASSETS>                             1,776,430
<PP&E>                                       1,385,823
<DEPRECIATION>                               (109,369)
<TOTAL-ASSETS>                               3,052,884
<CURRENT-LIABILITIES>                        1,996,840
<BONDS>                                              0
<PREFERRED-MANDATORY>                                0
<PREFERRED>                                          0
<COMMON>                                     2,822,303
<OTHER-SE>                                           0
<RETAINED EARNINGS>                        (1,460,001)
<TOTAL-LIABILITY-AND-EQUITY>                 3,359,142
<SALES>                                      2,605,113
<TOTAL-REVENUES>                             2,605,113
<CGS>                                                0
<TOTAL-COSTS>                                2,911,371
<OTHER-EXPENSES>                                     0
<LOSS-PROVISION>                                     0
<INTEREST-EXPENSE>                                   0
<INCOME-PRETAX>                              (306,258)
<INCOME-TAX>                                         0
<INCOME-CONTINUING>                                  0
<DISCONTINUED>                                       0
<EXTRAORDINARY>                                      0
<CHANGES>                                            0
<NET-INCOME>                                 (306,258)
<EPS-PRIMARY>                                  (0.061)
<EPS-DILUTED>                                  (0.061)


Item 2. Plan of Operations

The Company Investors Finance, Inc., (IFI) is headquartered in the state of Hawaii with its corporate office located at 820 Mililani Street, 3rd floor, Honolulu, Hawaii. During the time period of this report, the Company continued to deliver its principal services of the lending, loan originating, brokering and servicing of nonprime residential mortgages from its office in Hawaii at 820 Mililani St., Ste. 300, Honolulu, HI. 96813. The company formed a wholly owned subsidiary San Diego Home Loans, Inc., a California corporation at 10080 Carroll Canyon Road, San Diego, California. The new subsidiary San Diego Home Loans took over control of the California operations of Investors Finance, Inc. doing business as Ohana Finance. The Company in July 2004 caused to be filed the Articles of organization for IFI Capital Mortgage Fund, a Hawaii Limited Liability Company as a co-managing member. The Companies CEO Michael Monaco will also act as a co-managing member of the formed IFI Capital Mortgage Fund, LLC. The Company on August 30th 2004 acquired all the shareholders interest of an independent mortgage company based on the island of Maui in the state of Hawaii with operated under a similar name Ohana Mortgage, Inc. The acquisition of Ohana Mortgage solidifies the name OHANA (the word Ohana means Family in Hawaiian) for IFI as a trade name. Management believes that these opportunities will enhance the company's position as an acting parent corporation.


Item 3. Controls and Procedures

The financial statements and other financial information included in this quarterly report, are believed to fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report. Management has retained the services of a certified public accountant to prepare a compilation of its books and records and to the best of our knowledge and belief, this report correctly reflects the financial condition of the Company as of September 30, 2004. While the financial statements have not been audited, the Company anticipates having audited financial statements prepared when it is financially able to do so.

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

Further, to the knowledge of management, no director, officer, affiliate or holder of record or beneficial owner of more than 5% of the common voting stock of the Company is a party adverse to the Company.

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

                                        (Registrant)
                                        Investors Finance, Inc.

                                        By:   /s/ Michael S. Monaco
                                              ------------------------
                                              Michael S. Monaco,
    Chief Executive Officer
                                              Chief Financial Officer



         CERTIFICATION

         I, Michael S. Monaco, the Chief Executive Officer, Chief Financial Officer, and Chairman of Board of Investors Finance, Inc. certify as follows:

         1.	I have reviewed this quarterly report on Form 10-QSB of
Investors Finance, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report. Management retained the services of a certified public accountant to prepare a compilation of its books and records and to the best of our knowledge andbelief, this report correctly reflects the financial condition of the Company as of September 30, 2004. While the financial statements have not been audited, the Company anticipates having audited financial statements prepared when it is financially able to do so.


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

         5. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could have s ignificantly affected internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                   /s/ Michael S. Monaco
                              ----------------------------------------
                              Michael S. Monaco
                              Chief Executive Officer
         	Chief Financial Officer