Form 10QSB
period 2004-12-31
INVESTORS FINANCE INC
filed 2005-02-01
CIK 52268

<PERIOD>     12/31/04
              U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2004

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

Number of shares outstanding of the issuer's common stock as of December 31, 2004:
6,000,000. However, the number of authorized shares of common stock was increased during September, 2003 to 9,000,000, although these additional shares were not issued at the close of the period ending.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ x ]

Part 1 - Financial Information



Item 1. Financial Statements







                        (UNAUDITED)

<PERIOD-TYPE>                                  3-MOS
<FISCAL-YEAR-END>                          DEC-31-2004
<PERIOD-END>                               DEC-31-2004
<CASH>                                         485,570
<SECURITIES>                                         0
<RECEIVABLES>                                   82,837
<ALLOWANCES>                                         0
<INVENTORY>                                          0
<CURRENT-ASSETS>                               790,301
<PP&E>                                         763,193
<DEPRECIATION>                                 (87,117)
<TOTAL-ASSETS>                               2,034,784
<CURRENT-LIABILITIES>                        1,455,546
<BONDS>                                              0
<PREFERRED-MANDATORY>                                0
<PREFERRED>                                          0
<COMMON>                                     2,560,287
<OTHER-SE>                                           0
<RETAINED EARNINGS>                         (1,981,049)
<TOTAL-LIABILITY-AND-EQUITY>                 2,034,784
<SALES>                                      3,157,756
<TOTAL-REVENUES>                             3,157,756
<CGS>                                                0
<TOTAL-COSTS>                                3,608,226
<OTHER-EXPENSES>                                     0
<LOSS-PROVISION> 	                        39,088
<INTEREST-EXPENSE>                               1,404
<INCOME-PRETAX>                               (490,962)
<INCOME-TAX>                                         0
<INCOME-CONTINUING>                                  0
<DISCONTINUED>                                       0
<EXTRAORDINARY>                                      0
<CHANGES>                                            0
<NET-INCOME>                                  (490,962)
<EPS-PRIMARY>                                  (0.098)
<EPS-DILUTED>                                  (0.098)


Item 2. Plan of Operations

The Company Investors Finance, Inc., a Hawaii corporation (Company) is headquartered in the state of Hawaii with its corporate office located at 820 Mililani Street, 3rd Floor, Honolulu, Hawaii. During the time period of this report, the Company continued to deliver its principal services of the lending, loan originating, brokering and servicing of nonprime residential mortgages from its office in Hawaii at 820 Mililani St., Ste. 300, Honolulu, HI. 96813. The Company also formed a wholly owned subsidiary San Diego Home Loans, Inc., a California corporation at 10080 Carroll Canyon Road, San Diego, California. The new subsidiary San Diego Home Loans took over control of the California operations of Investors Finance, Inc. doing business as Ohana Finance. The Company in July 2004 caused to be filed the Articles of Organization for IFI Capital Mortgage Fund, a Hawaii Limited Liability Company as a co-managed member. The Companies CEO Michael Monaco will also act as a co-managing member of the formed IFI Capital Mortgage Fund, LLC.
The Company on August 30th 2004 acquired all the shareholders interest of an independent mortgage company based on the island of Maui in the State of Hawaii which operated under a similar name Ohana Mortgage, Inc. The acquisition of Ohana Mortgage solidifies the name OHANA
(the word Ohana means Family in Hawaiian) for IFI as a trade name.
The Company also formed a wholly owned subsidiary Sub 500 Mortgage, Inc., a California corporation at 10080 Carroll Canyon Road, San Diego, California. Sub 500 Mortgage, Inc., was formed to originate and fund mortgage loans in the States of Hawaii and California for the purpose of assisting credit impacted borrowers who are unable to acquire mortgage loans in today's marketplace. Management believes that these opportunities will enhance the Company's position as an acting parent corporation.



Item 3. Controls and Procedures

The financial statements and other financial information included in this quarterly report, are believed to fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report. Management has retained the services of a certified public accountant to prepare a compilation of its books and records and to the best of our knowledge and belief, this report correctly reflects the financial condition of the Company as of December 31, 2004. While the financial statements have not been audited, the Company anticipates having audited financial statements prepared when it is financially able to do so.

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

Item 2. Changes In Securities.

An additional 1,000,000 Million Shares of Common Stock of Investors Finance, Inc., were previoulsy aurhorized by shareholder action and then issued to Michael Monaco CEO for the Company.

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