Form 10KSB
period 2004-12-31
INVESTORS FINANCE INC
filed 2005-05-02
CIK 52268

12/31/04
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)

		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year beginning January 1, 2004 and ending December 31, 2004


                     Commission file number: 0-2664


                        INVESTORS FINANCE, INC.
     (Exact name of small business issuer as specified in its charter)
                         ___________________

              HAWAII                                    99-0112763
	(State or other jurisdiction of			(I.R.S. Employer
	incorporation or organization)			Identification No.)

        820 Mililani STREET, 3rd Floor, HONOLULU, HAWAII     96813
	(Address of principal executive offices)	(Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Issuer's revenues for its most recent fiscal year: ($3,157,756.00)

Aggregate market value of the issuer's common stock held by non-affiliates as of December 31, 2004: $0

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

General

Registrant (Invesors Finance, Inc.) timely filed its Annual Report as of December 31, 2004 on a Form 10QSB by a technical error and hereby corrects its Annual Report as of December 31, 2004 on Form 10KSB.

Investors Finance, Inc. ("IFI" or "Company") is a Hawaii corporation, licensed under the Hawaii Code of Financial Institutions to operate as a non-depository financial services loan company for the purposes of originating, selling, brokering and servicing of loans and extensions of credit.

The Company's corporate offices are located at 820 Mililani Street, 3rd Floor, Honolulu, Hawaii 96813. The Company's phone number is 808-533-7437.

The financial statements and other financial information included in this Annual Report, are believed to fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this Annual Report. Management has retained the services of a certified public accountant to prepare a compilation of its books and records and to the best of our knowledge and belief, this report correctly reflects the financial condition of the Company as of December 31, 2004. While the financial statements have not been audited, the Company anticipates having audited financial statements prepared when it is financially able to do so.

Development of Business

The Company was organized under the laws of the State of Hawaii on November 1, 1960.

On May 9, 2002, new executive management reestablished the Company and initiated limited backroom activities preparatory to reentering the mortgage lending marketplace as an originator and broker of first and second residentail mortgage loans. In 2003, IFI began offering mortgage loan origination and brokerage services to the public. IFI began operations in Hawaii and expanded its operations to California.

Business

The Company operates as a licensed financial services loan company primarily as an originator and broker of first and second residential mortgage loans. IFI continues to examine other types of mortgage and consumer lending business to determine if those activities will benefit IFI and fit within its business plan.

The Company is headquartered in the State of Hawaii with its corporate office located at 820 Mililani Street, 3rd Floor, Honolulu, Hawaii 96813. During the time period of this report, the Company continued to deliver its principal services of the lending, loan originating, brokering and servicing of nonprime residential mortgages from its office in Hawaii at 820 Mililani
St., 3rd Floor, Honolulu, Hawaii 96813. In May of 2004, the Company formed a wholly owned subsidiary San Diego Home Loans, Inc., a California corporation located at 10080 Carroll Canyon Road, San Diego, California 92131. The new subsidiary San Diego Home Loans took over control of the California operations of Investors Finance, Inc., doing business as Ohana Finance.
The Company in July of 2004 caused to be filed Articles of Organization for IFI Capital Mortgage Fund, a Hawaii Limited Liability Company as a co-managed member. The Companies CEO Michael Monaco will also act as a co-managing member of the IFI Capital Mortgage Fund, LLC.
On August 30, 2004, the Company acquired all the shareholder interest of an independent mortgage company based on the Island of Maui in the State of Hawaii which operated under a similar name Ohana Finance & Mortgage, Inc. The acquisition of Ohana Mortgage solidifies the name OHANA
(the word Ohana means Family in Hawaiian) for IFI as a trade name.
On October 1, 2004, the Company also formed a new wholly owned subsidiary
Sub 500 Mortgage, Inc.,a California corporation located at 10080 Carroll Canyon Road, San Diego, California 92131. Sub 500 Mortgage, Inc., was formed to originate and fund mortgage loans in the States of Hawaii and California for the purpose of assisting credit impacted borrowers who are unable to acquire mortgage loans in today's marketplace. Management of the Company believes that these opportunities will enhance the Company's position as an acting parent corporation.


Principal Products and Services

The principal services of the Company are the origination, brokerage and servicing of first and second residential mortgage loans. However, IFI may conduct other activities as it explores the profitable opportunity to conduct other activities authorized for a non-depository financial services loan company under Hawaii Law and Statute or the applicable State and Federal Law affecting the operation of its wholly owned subsidiaries.


Competition

The financial services industry, including the Hawaiian and California markets in which the Company primarily operates, is highly competitive. Competition is based on the type of loan, interest rates, and service. Traditional competitors in the financial services industry include comercial banks, credit unions, thrift institutions, credit card issuers, consumer and commercial finance companies, and leasing companies, many of which have considerably greater financial and marketing resources than the Company. Moreover, major brokerage firms, insurance companies, retailers and bank holding companies have formed substantial national financial services networks.
The Company believes that it has experienced executive management and an operating record from 2002 to present necessary to compete effectively in its markets by providing competitive services.

Consistent with the remarks made above, the mortgage originating business in the States of Hawaii and California is very competitive. The Company faces significant competition in connection with its services, principally from national companies that focus their efforts on making mortgage loans to borrowers. Many of these competitors have considerably greater financial and marketing resources than the Company. Although these large national companies compete in the mortgage loan industry, this industry, as a whole, is highly fragmented and no one company has a significant share of the total mortgage loan market.


Government Approvals and Regulations

IFI is a Hawaii corporation conducting business as a licensed supervised lender under Chapter 412, Article 9, Part II of the Hawaiian Revised
Statutes. As such the Company's brokerage operations and such lending operations as it may engage in are subject to extensive local, state and federal regulations including, but not limited to, the following federal statutes and regulations promulgated thereunder: Title 1 of the Consumer
Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the"Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974,as amended ("ECOA"), the Home Mortgage Disclosure Act, the Fair Credit Reporting Act of 1970, as amended ("FCRA"), the Fair Debt Collection Practices Act, as amended, the Real Estate Settlement Procedures Act ("RESPA") and the National Housing Act, as amended. In addition, the Company is subject to state laws and regulations, including those with respect to the amount of interest and other charges that lenders can collect on loans (e.g., usury laws).

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

The Company's mortgage loan origination activities are subject to TILA.
TILA contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of motgage loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three-day right to cancel certain credit transactions, including any refinanced mortgage loan or junior Mortgage Loan on a consumer's primary residence. The Company believes that it is in substantial compliance in all material respects with TILA.

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

Employees

As of December 31, 2004, the Company employed a total of 50 full-time equivalent employees.

Directors, Executive officers and Significant Employees

As of December 31, 2004, the directors and officers were as follows:

NAME			      AGE	POSITION

Michael S. Monaco	 40	Chief Executive Officer, Chief Financial Officer,
                                and Director

Wade Richardson		 63	President and Director


Item 3.	Legal Proceedings

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

None

PART II

Market Price and Dividends on the Company's Equity and other Shareholder Matters.

Item 5. Market Information

There has been no secondary market trading activity in the Company's common stock during the year 2004 nor any trading activity that the company is aware of. IFI does not have a market maker currently and no trades were executed during 2004.

At December 31, 2004, the number of shareholders of record was approximately 1,021.

The Company has not paid dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Item 6. Plan of Operations

The Company plans to continue to deliver its current principal services of The origination, brokerage and servicing of residential and commercial mortgages. In addition, the Company may conduct other activities as it explores the profitable opportunity to operate using its license as a non-depository financial services loan company under Hawaii Law.


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



<ARTICLE> 5

<PERIOD-TYPE>                   12-MOS
<FISCAL-YEAR-END>                          DEC-31-2004
<PERIOD-END>                               DEC-31-2004
<CASH>                                        485,570
<SECURITIES>                                        0
<RECEIVABLES>                                  82,837
<ALLOWANCES>                                        0
<INVENTORY>                                         0
<CURRENT-ASSETS>                              790,301
<PP&E>                                        763,193
<DEPRECIATION>                                (87,117)
<TOTAL-ASSETS>                              2,034,784
<CURRENT-LIABILITIES>                       1,455,546
<BONDS>                                             0
<PREFERRED-MANDATORY>                               0
<PREFERRED>                                         0
<COMMON>                                    2,560,287
<RETAINED-EARNINGS>                        (1,981,049)
<TOTAL-LIABILITY-AND-EQUITY>                2,034,784
<SALES>                                     3,157,756
<TOTAL-REVENUES>                            3,157,756
<CGS>                                               0
<TOTAL-COSTS>                               3,608,226
<OTHER-EXPENSES>                                    0
<LOSS-PROVISION>                               39,088
<INTEREST-EXPENSE>                              1,404
<INCOME-PRETAX>                              (490,962)
<INCOME-TAX>                                        0
<INCOME-CONTINUING>                                 0
<DISCONTINUED>                                      0
<EXTRAORDINARY>                                     0
<CHANGES>                                           0
<NET-INCOME>                                 (490,962)
<EPS-BASIC>                                    (0.098)
<EPS-DILUTED>                                  (0.098)



Item 8.	Changes in and Disagreements with Accountants

The Company did not change nor have any disagreements with its principal accountants.

Part III

Item 9.

Item 10. Executive Compensation

Michael S. Monaco:
Chief Executive Officer, Cheif Financial Officer and Director	$250,000.00

Wade Richardson:
President and Director						$0


Mr. Monaco has an Employment Agreement (the "Agreement") with the Company that entitles him to a base annual salary as well as such bonus as may be determined at the discretion of the Board of Directors.


The Company has no indirect compensation plans nor does it provide other employee benefits at this time.

Item 11. Beneficial Ownership of Directors and Officers

Michael S. Monaco:				1,000,000 shares

Wade Richardson:				166,387 shares

Item 12 Certain Relationships and Related Transactions

There are no certain relationships or related transactions to report.

Item 13.	Reports on 8-K

Changes in Control of Registrant

There were no significant changes in control of the registrant during 2004. There were no directors that were added or terminated during 2004.
The prior Chief Financial Officer, James Hestor volutarily resigned in Mid 2004 to change employment. Mr. Monaco then assumed sole responsibilty as Chief Financial Offcer for the Company at that time.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Investors Finance, Inc.
(Registrant)

By /s/ Michael S. Monaco
    _______________________________
    	Michael S. Monaco
	Chief Executive Officer
        Chief Financial Officer

    December 31, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/  Michael S. Monaco
     _________________________________
     Michael S. Monaco
     Chief Executive Officer
     Chief Financial Officer


CCERTIFICATION

         I, Michael S. Monaco, the Chief Executive Officer, Chief Financial Officer, and Chairman of Board of Investors Finance, Inc. certify as follows:

         1.	I have reviewed this annual report on Form 10-KSB of
Investors Finance, Inc.;

	2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report. Management retained the services of a certified public accountant to prepare a compilation of its books and records and to the best of our knowledge and belief, this report correctly reflects the financial condition of the Company as of December 31, 2004. While the financial statements have not been audited, the Company anticipates having audited financial statements prepared when it is financially able to do so.

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

         5. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could have significantly affected internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                   		/s/ Michael S. Monaco
                              ----------------------------------------
                              Michael S. Monaco
                              Chief Executive Officer
         		      Chief Financial Officer