Form 10QSB
period 2005-03-31
INVESTORS FINANCE INC
filed 2005-05-02
CIK 52268

<PERIOD>     03/31/05
              U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2005

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

Part 1 - Financial Information



Item 1. Financial Statements







                        (UNAUDITED)

<PERIOD-TYPE>                                  3-MOS
<FISCAL-YEAR-END>                          DEC-31-2005
<PERIOD-END>                               MAR-31-2005
<CASH>                                         545,223
<SECURITIES>                                         0
<RECEIVABLES>                                  924,696
<ALLOWANCES>                                         0
<INVENTORY>                                          0
<OTHER ASSETS>				        27,702
<PP&E>                                         813,193
<DEPRECIATION>                                (156,116)
<TOTAL-ASSETS>                               2,154,698
<CURRENT-LIABILITIES>                        1,886,230
<BONDS>                                              0
<PREFERRED-MANDATORY>                                0
<PREFERRED>                                          0
<COMMON>                                     2,560,287
<OTHER-SE>                                           0
<RETAINED EARNINGS>                         (2,291,819)
<TOTAL-LIABILITY-AND-EQUITY>                 2,154,698
<SALES>                                        446,412
<TOTAL-REVENUES>                               446,412
<CGS>                                                0
<TOTAL-COSTS>                                  756,382
<OTHER-EXPENSES>                                     0
<LOSS-PROVISION> 	                             0
<INTEREST-EXPENSE>                                   0
<INCOME-PRETAX>                               (310,771)
<INCOME-TAX>                                      (800)
<INCOME-CONTINUING>                                  0
<DISCONTINUED>                                       0
<EXTRAORDINARY>                                      0
<CHANGES>                                            0
<NET-INCOME>                                  (310,771)
<EPS-PRIMARY>                                  (0.0518)
<EPS-DILUTED>                                  (0.0518)


Item 2. Plan of Operations

The Company Investors Finance, Inc., a Hawaii corporation (Company) is headquartered in the State of Hawaii with its corporate office located at 820 Mililani Street, 3rd Floor, Honolulu, Hawaii 96813. During the time period of this report, the Company continued to deliver its principal services of the lending, loan originating, brokering and servicing of nonprime residential mortgages from its office in Hawaii at 820 Mililani
St., Ste. 300, Honolulu, Hawaii 96813. In May of 2004, the Company formed a wholly owned subsidiary San Diego Home Loans, Inc., a California corporation located at 10080 Carroll Canyon Road, San Diego, California 92131. The new subsidiary San Diego Home Loans took over control of the California operations of Investors Finance, Inc., doing business as Ohana Finance.
The Company in July of 2004 caused to be filed Articles of Organization for IFI Capital Mortgage Fund, a Hawaii Limited Liability Company as a co-managed member. The Companies CEO Michael Monaco will also act as a co-managing member of the IFI Capital Mortgage Fund, LLC.
On August 30, 2004, the Company acquired all the shareholder interest of an independent mortgage company based on the Island of Maui in the State of Hawaii which operated under a similar name Ohana Finance & Mortgage, Inc. The acquisition of Ohana Mortgage solidifies the name OHANA
(the word Ohana means Family in Hawaiian) for IFI as a trade name.
On October 1, 2004, the Company also formed a new wholly owned subsidiary
Sub 500 Mortgage, Inc.,a California corporation located at 10080 Carroll Canyon Road, San Diego, California 92131. Sub 500 Mortgage, Inc., was formed to originate and fund mortgage loans in the States of Hawaii and California for the purpose of assisting credit impacted borrowers who are unable to acquire mortgage loans in today's marketplace. Management of the Company believes that these opportunities will enhance the Company's position as an acting parent corporation.


Item 3. Controls and Procedures

The financial statements and other financial information included in this quarterly report, are believed to fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report. Management has retained the services of a certified public accountant to prepare a compilation of its books and records and to the best of our knowledge and belief, this report correctly reflects the financial condition of the Company as of March 31, 2005. While the financial statements have not been audited, the Company anticipates having audited financial statements prepared when it is financially able to do so.

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report. Management retained the services of a certified public accountant to prepare a compilation of its books and records and to the best of our knowledge and belief, this report correctly reflects the financial condition of the Company as of March 31, 2005. While the financial statements have not been audited, the Company anticipates having audited financial statements prepared when it is financially able to do so.


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